Form 10QSB/A
period 1996-03-31
NUOASIS GAMING INC
filed 1996-07-30
CIK 828956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For The Quarter Ended March 31, 1996

                          Commission File No. 0-18224
                                   -----------

                              NuOASIS GAMING, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
- -------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization

                                   95-4176781
- -------------------------------------------------------------------------------
                     (I.R.S. Employer Identification Number)

                2 Park Plaza, Suite 470, Irvine, California 92714
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (714) 833-5382
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No
                                        ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

         Common Stock $.01 par value;  30,000,000 shares as of May 31, 1996.

                                                          Total No. of Pages: 13

                                                      [NUOGAM\10Q:033196.QSB]-11

                              NUOASIS GAMING, INC.
                                      INDEX

                                                                            Page

PART I.   FINANCIAL INFORMATION

          Item 1.   FINANCIAL STATEMENTS

                    Consolidated Balance Sheets as of March 31, 1996
                    (unaudited) and September 30, 1995 (audited) ..........1

                    Consolidated Statements of Operations for Three
                    and Six Months Ended March 31, 1996 and 1995
                    (unaudited) ...........................................2

                    Consolidated Statements of Cash Flows for The Six
                    Months Ended March 31, 1996 and 1995 (unaudited) ......3

                    Notes to Consolidated Financial Statements ............4

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS .........7

PART II.  OTHER INFORMATION

          Item 1.   LEGAL PROCEEDINGS .....................................10

          Item 2.   CHANGES IN SECURITIES .................................10

          Item 3.   DEFAULTS UPON SENIOR SECURITIES .......................10

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...10

          Item 5.   OTHER INFORMATION .....................................10

          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K ......................10

                                                      [NUOGAM\10Q:033196.QSB]-11



                              NUOASIS GAMING, INC.
                           Consolidated Balance Sheets
                      As of March 31, 1996 (Unaudited) and
                          September 30, 1995 (Audited)



                                                                                      March 31,            September 30,
                                                                                         1996                   1995
                                                                                ---------------------  ---------------------
                                                                                     (Unaudited)             (Audited)
ASSETS
Current Assets:
 Cash and cash equivalents                                                      $                 587  $                 866
  Prepaid expenses                                                                             32,986                 50,566
                                                                                ---------------------- ---------------------
   Total Current Assets                                                                        33,573                 51,432
Other assets                                                                                    7,299                277,300
                                                                                ---------------------- ---------------------
TOTAL ASSETS                                                                    $              40,872  $             328,732
                                                                                ====================== =====================
Current Liabilities:
 Accounts payable and accrued expenses                                          $              90,821  $              69,220
 Due to affiliates                                                                            336,142                248,500
 Other current liabilities                                                                    174,966                313,835
                                                                                ---------------------- ---------------------
   Total Current Liabilities                                                                  601,929                631,555
Stockholders' Equity (Deficiency):
 Preferred stock - par value $.01;  authorized  1,000,000 shares; 14% cumulative convertible; issued and outstanding 170,000
  shares (aggregate liquidation of $170,000)                                                    1,700                  1,700
 Preferred Stock Series B - par value $2.00;  authorized, issued
  and outstanding 250,000 shares (aggregate liquidation of $500,000)                          500,000                500,000
 Common stock - par value $.01;  authorized 30,000,000 shares;
  30,000,000 and 26,176,175 shares issued and outstanding,
  as of March 31, 1996 and September 30, 1995, respectively                                   300,000                261,761
 Additional paid-in capital                                                                12,376,196             12,110,177
 Stockholders' receivables                                                                 (1,462,531)            (1,473,773)
 Accumulated deficit                                                                      (12,276,422)           (11,702,688)
                                                                                ---------------------- ----------------------
   Total Stockholders' Equity (Deficiency)                                                   (561,057)             (302,823)
                                                                                ---------------------- ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIENCY)                                                                  $              40,872  $             328,732
                                                                                ====================== ======================


        See accompanying notes to these consolidated financial statements

                                                      [NUOGAM\10Q:033196.QSB]-11



                              NUOASIS GAMING, INC.
                      Consolidated Statements of Operations
       For Three and Six Months Ended March 31, 1996 and 1995 (Unaudited)



                                               Three Months Ended                            Six Months Ended
                                                   March 31,                                    March 31,
                                     ---------------------------------------      --------------------------------------
                                            1996                1995                     1996               1995
                                     ------------------ --------------------      ------------------ -------------------
                                         (Unaudited)         (Unaudited)              (Unaudited)        (Unaudited)
Revenues:
  Gaming                             $               -  $           495,532       $               -  $          836,699
  Interest and other                                 -                    -                  18,001             212,226
                                     ------------------ --------------------      ------------------ -------------------
      Totals                                         -              495,532                  18,001            1,048,925
                                     ------------------ --------------------      ------------------ -------------------
Costs and expenses:
  Gaming operating expenses                          -              452,983                       -             743,800
  General and administrative                   200,196              247,893                 591,736             608,108
                                     ------------------ --------------------      ------------------ ------------------
      Totals                                   200,196              700,876                 591,736           1,351,908
                                     ------------------ --------------------      ------------------ ------------------
Net loss                             $        (200,196) $          (205,344)      $        (573,735) $         (302,983)
                                     ================== ====================      ================== ===================
Net loss applicable to
 common stock                        $        (206,146) $          (211,294)      $        (585,635) $         (314,883)
                                     ================== ====================      ================== ===================

Net loss per common share            $            (.01) $              (.01)      $            (.02) $             (.01)
                                     ================== ====================      ================== ===================
Weighted average common
 shares outstanding                         29,651,740           25,280,341              28,430,155          23,167,246
                                     ================== ====================      ================== ===================


        See accompanying notes to these consolidated financial statements

                                                      [NUOGAM\10Q:033196.QSB]-11



                              NUOASIS GAMING, INC.
                      Consolidated Statements of Cash Flows
          For the Six Months Ended March 31, 1996 and 1995 (Unaudited)



                                                                           Six Months Ended March 31,
                                                                   -----------------------------------------
                                                                           1996                  1995
                                                                   --------------------- -------------------
                                                                        (Unaudited)           (Unaudited)
Operating activities:
  Net loss                                                         $           (573,735) $          (302,983)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                             270,001              118,798
      Effect of common shares
         issued as payment for services                                               -               25,750
      Increase (decrease) from changes in:
         Accounts Receivable                                                          -              (62,438)
         Prepaid expenses                                                        17,579              (60,499)
         Other assets                                                                 -              136,486
         Accounts payable and accrued expenses                                   21,601               84,425
         Due to affiliate                                                        87,642              (97,260)
         Other current liabilities                                               61,133                    -
                                                                   --------------------- -------------------
           Net cash used in operating activities                               (115,779)            (157,721)
                                                                   --------------------- --------------------
Financing activities:
  Proceeds from stockholders' receivables                                        90,000                    -
  Proceeds from issuances of equity securities                                   25,500               35,490
  Payments of long-term debt                                                          -              (24,350)
                                                                   --------------------- --------------------
           Net cash provided (used) by financing activities                     115,500               11,140
                                                                   --------------------- -------------------
Net increase (decrease) in cash and cash equivalents                               (279)            (146,581)
Cash and cash equivalents, beginning of period                                      866              162,329
                                                                   --------------------- -------------------
Cash and cash equivalents, end of period                           $                587  $            15,748
                                                                   ===================== ===================
Supplemental Disclosure of Cash Flow Information
  Non-cash financing activities:
         Stock options exercised for stockholder note
           receivable                                              $             78,758  $                 -
         Loan converted to common stock                            $            200,000  $                 -


        See accompanying notes to these consolidated financial statements

                                                      [NUOGAM\10Q:033196.QSB]-11

                               NUOASIS GAMING, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   GENERAL

PRINCIPLES OF CONSOLIDATION AND MANAGEMENT ESTIMATES

The accompanying unaudited condensed consolidated financial statements include the accounts of NuOasis Gaming, Inc. ("NuOasis") and its wholly-owned subsidiaries, Ba-Mak Gaming International, Inc. ("Ba- Mak"), formerly Phillips Gaming International, Inc., Casino Management of America, Inc. ("CMA"); the accounts of CMA include its wholly-owned subsidiaries, NuOasis Las Vegas, Inc. ("NuOasis Las Vegas"), and NuOasis Laughlin, Inc. ("NuOasis Laughlin"). As used herein, collectively referred to as the "Registrant" or the "Company" unless the context indicates otherwise. All material intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Registrant's financial position as of March 31, 1996, and its results of operations and cash flows for six months then ended. Information included in the unaudited condensed consolidated balance sheet as of March 31, 1996 has been derived from the Registrant's audited consolidated balance sheet included in the Registrant's 1995 Form 10-KSB/A. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and other information in the fiscal 1995 Form 10- KSB/A. The unaudited results of operations for the six months ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

BANKRUPTCY FILING OF BA-MAK GAMING INTERNATIONAL, INC.

In September 1992, prior management redirected the Registrant's focus to the legalized gaming industry. Ba-Mak was incorporated in Louisiana on December 15, 1992 to conduct the Registrant's gaming operations including gaming machine route operations and sales of gaming equipment, in Louisiana and other states in which it may become licensed.

Subsequent to its incorporation and prior to the change in control, Ba-Mak had concentrated its efforts toward developing route operations in the Louisiana charitable gaming sector. On April 8, 1993, Ba-Mak received approval from the Louisiana Gaming Regulatory Division to become a licensed distributor/route operator for electronic video bingo machines. Ba-Mak initially obtained location placement agreements with six charitable gaming establishments in Louisiana, which was subsequently reduced to five locations, whereby it placed 135 electronic video bingo machines at such establishments. In accordance with Louisiana law, Ba-Mak also entered into agreements with a majority of the charitable organizations licensed to conduct gaming at such establishments. Among other things, such agreements specified the percentage of the profits generated by the gaming machines at each location that will be allocated to Ba-Mak, the charitable organization and the gaming establishment.

                                                      [NUOGAM\10Q:033196.QSB]-11

                               NUOASIS GAMING, INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

In October 1994, Ba-Mak filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Eastern District of Louisiana. While under the protection of Chapter 11, Ba-Mak continued to operate as a charitable bingo route operator in Louisiana as Debtor-in-Possession. It was management's objective to reorganize Ba- Mak's debt under Chapter 11 and fully continue its gaming operations. Accordingly, Ba-Mak was accounted for as a continuing operation during this period.

On April 20, 1995, upon motion from the United States Trustee, an order converting the case to Chapter 7 was issued and a Chapter 7 Trustee was appointed . The trustee took possession of Ba-Mak's assets and is liquidating such assets for the benefit of Ba-Mak's bankruptcy estate. As a result, all gaming operations at Ba-Mak ceased and, accordingly, has been accounted for as a disposition of an investment in fiscal 1995. The total gaming revenues in the amount of $836,699 for the six months ended March 31, 1995 from Ba- Mak will not recur in future years due to the cessation of operations and the liquidation of Ba-Mak in the Chapter 7 bankruptcy proceeding.

As of the date of this Report, the Trustee's administration of the bankruptcy estate is ongoing. In February 1996, the Trustee applied to the bankruptcy court for authority to make an interim distribution in the amount of $70,750 consisting of $67,168 to Chapter 11 Administrative Creditors, $750 to the Office of the U.S. Trustee and $2,831 to the Trustee for interim compensation and expenses payable to the Trustee. Since the interim distribution is expected to exhaust the estate and since the Registrant's claim is not included in the Trustee's interim distribution list, the Registrant does not anticipate receiving any sums on its Claims.

GOING CONCERN

The Registrant has experienced recurring net losses, has limited liquid resources, negative working capital and its primary operating subsidiary was liquidated during fiscal 1995. Management's intent is to keep searching for additional sources of capital and new investment opportunities. In the interim, the Registrant intends to keep operating with minimal overhead provided by Nona Morelli's II, Inc. ("Nona"), the Registrant's controlling shareholder. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern, accordingly, the accompanying unaudited condensed consolidated financial statements have been presented under the assumption that the Registrant will continue as a going concern. As such, the Registrant's independent accountants have modified their report on the fiscal 1995 financial statements to include an explanatory paragraph with respect to the uncertainty.

Note 2.   REVENUE RECOGNITION

During the quarter ended March 31, 1995, the Registrant recognized as gaming revenues the gross funds deposited in gaming machines. Net revenues to the Registrant, from which operating expenses can be paid, are referred to in the industry as "net win", which is the difference between gross funds deposited into the machines and payments to customers. There were no gaming revenues during the quarter ended March 31, 1996.

                                                      [NUOGAM\10Q:033196.QSB]-11

                               NUOASIS GAMING, INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

Note 3.   LOSS PER COMMON SHARE

Loss per common share is computed based on the net loss for each period, as adjusted for dividends required on preferred stock and the weighted average number of common shares outstanding. The effects of assuming the exercise of the Registrant's outstanding warrants and options were not recognized because they would be anti-dilutive.

Note 4.   STOCKHOLDERS' EQUITY

SHARES ISSUED TO ADVISORS

During the quarter ended March 31, 1995, the Registrant issued 1,837,000 shares to certain advisors and consultants for services. There were no shares issued to advisors and consultants for services during the quarter ended March 31, 1996, other than 868,824 common shares issued upon exercise of options by the President of the Registrant in the amount of $104,258, or $.12 per share. The Registrant received a note receivable in the amount of $78,758 and a cash payment of $25,500 as consideration for the exercise of options. The note receivable has been classified as Stockholder Receivable at March 31, 1996.

Note 5.   RECLASSIFICATION

To allow comparability, the fiscal 1995 consolidated financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in fiscal 1996.

Note 6.   SUBSEQUENT EVENTS

COMMENT LETTER

The Registrant is in the process of generating a response to a comment letter written by the Division of Corporate Finance of the Securities and Exchange Commission ("SEC") dated May 23, 1996 (the "Letter") with respect to the Registrant's Form 10-KSB/A for fiscal year ended September 30, 1995, Amendment No. 2 to Form SB-2 and its Amended Schedule 14A - Preliminary Proxy Material. The Letter included comments, among others, on the accounting afforded to a
Stock Purchase and Business Combination Agreement (the "Stock Purchase Agreement") entered into on March 30, 1994, by the Registrant with Nona and Nona's then wholly-owned subsidiary, CMA, pursuant to which CMA became a wholly-owned subsidiary of the Registrant. The Registrant and its accounting firms are in agreement with the purchase accounting as brought forward in the accompanying condensed consolidated financial statements. However, once the Registrant's response has been reviewed by the SEC, there may be further comments generated by the SEC and such comments could result in adjustments to the accompanying condensed consolidated financial statements and accompanying notes.

                                                      [NUOGAM\10Q:033196.QSB]-11

                               NUOASIS GAMING, INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

OPTION AGREEMENT

          On June 4th, 1996, Nona entered into an Option Agreement with an individual previously unrelated to the Registrant or Nona, granting such individual an option to purchase the 250,000 Series B Preferred Shares of the Registrant owned by Nona at a purchase price of $13.00 per share, with a minimum purchase of 110,000 shares.

          The exercise of the option is conditioned upon shareholder approval of a proposal to increase the authorized number of shares of common stock of the Registrant by at least twenty million (20,000,000) shares. The option is assignable and shall expire 90 days after the next Annual Meeting of Shareholders of the Registrant.

          If the option is fully exercised, by the holder(s) of the option on the date of exercise, a change of control of the Registrant will occur by virtue of the voting rights of the Series B Preferred Shares, and the Registrant would cease to be a controlled subsidiary of Nona. In this event, the financial statements and operations of the Registrant would no longer be consolidated into the financial statements of Nona.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The Registrant does not presently have any active business. On October 28, 1994, Ba-Mak, the Registrant's only active operations, filed a Chapter 11 bankruptcy petition. Ba-Mak was operating at five locations as of March 31, 1994. On April 5, 1995, the United States Trustee filed a motion with the Bankruptcy Court to convert Ba-Mak's Chapter 11 proceeding to Chapter 7.

          On April 20, 1995, upon motion from the United States Trustee, an order converting the case to Chapter 7 was issued and a Chapter 7 Trustee was appointed . The trustee took possession of Ba-Mak's assets and is liquidating such assets for the benefit of Ba-Mak's bankruptcy estate. As a result, all gaming operations at Ba-Mak ceased and, accordingly, has been accounted for as a disposition of an investment in fiscal 1995. The total gaming revenues in the amount of $836,699 for the six months ended March 31, 1995 from Ba-Mak will not recur in future years due to the cessation of operations and the liquidation of Ba-Mak in the Chapter 7 bankruptcy proceeding.

          As of the date of this Report, the Trustee's administration of the bankruptcy estate is ongoing. In February 1996, the Trustee applied to the bankruptcy court for authority to make an interim distribution in the amount of $70,750 consisting of $67,168 to Chapter 11 Administrative Creditors, $750 to the Office of the U.S. Trustee and $2,831 to the Trustee for interim compensation and expenses payable to the Trustee. Since the interim distribution is expected to exhaust the estate and since the Registrant's claim is not included in the Trustee's interim distribution list, the Registrant does not anticipate receiving any sums on its Claims.

                                                      [NUOGAM\10Q:033196.QSB]-11

                               NUOASIS GAMING, INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

          The Registrant had no operations during the quarter ended March 31, 1996 other than management's efforts to locate additional sources of capital and new investment opportunities. Until the Registrant locates a suitable investment opportunity and receives the requisite investment and working capital, the Registrant intends to keep operating with minimal overhead. The accompanying unaudited condensed consolidated financial statements have been presented under the assumption that the Registrant would continue as a going concern.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1996 TO THE SIX MONTHS ENDED MARCH 31, 1995

         CAPITAL RESOURCES AND LIQUIDITY

          The Registrant's total revenues for the six months ended March 31, 1996 decreased $1,030,924 to $18,001 over the same period ended March 31, 1995, since the Registrant had no operations and no revenues during the six months ended March 31, 1996.

          The Registrant has incurred recurring net losses and negative cash flows from operating activities since its inception in 1988. As of March 31, 1996, the Registrant had limited cash and cash equivalents in the amount of $587 and negative working capital of $568,356 as of March 31, 1996. As of the date of this report, the Registrant has no current material commitments for capital expenditures.

          As a direct result of Ba-Mak's bankruptcy during fiscal 1995, the Registrant had limited cash and cash equivalents remaining as of March 31, 1996 to finance future operations. Considering the Registrant's bankruptcy of Ba-Mak, operating losses and negative cash flows from operating activities, management cannot assure that such limited resources will be sufficient to sustain the Registrant. The Registrant has received financial support from Nona, and is dependent upon Nona for such future working capital. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern.

         CASH FLOWS

                                                            Six Months Ended March 31,
                                                      --------------------------------------
                                                             1996                1995
                                                      ------------------  ------------------
                                                          (Unaudited)         (Unaudited)
Cash provided (used) in operating activities          $        (115,779)  $         (157,721)
Cash provided (used) by financing activities          $         115,500   $           11,140
Net increase (decrease) in cash                       $            (279)  $         (146,581)

          Cash used in operating activities decreased to $115,779 for the six months ended March 31, 1996 from $157,721 for the comparable period last year which was primarily attributable to the Chapter 7 bankruptcy proceedings of the Registrant's operating subsidiary which commenced April 20, 1995.

                                                      [NUOGAM\10Q:033196.QSB]-11

                               NUOASIS GAMING, INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

          Cash provided by financing activities increased to $115,500 for the six months ended March 31, 1996 from $11,140 for the comparable period last year which was primarily attributable to proceeds received from stockholder's receivables. Of the $115,500 proceeds received, $25,500 was received from the President of the Registrant for options exercised (Note 4).

         RESULTS OF OPERATIONS

          There were no gaming or other revenue producing operations during the six months ended March 31, 1996. The Registrant's gaming operations ceased during fiscal 1995 upon commencement of Ba-Mak's Chapter 7 bankruptcy liquidation. As a result, there were no gaming revenues or gaming costs or expenses during the six months ended March 31, 1996.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 TO THE THREE MONTHS ENDED MARCH 31, 1995

         CAPITAL RESOURCES AND LIQUIDITY

          The Registrant's total revenues for the three months ended March 31, 1996 decreased $495,532 over the same period ended March 31, 1995, since the Registrant had no operations and no revenues during the quarter ended March 31, 1996.

          The Registrant has incurred recurring net losses and negative cash flows from operating activities since its inception in 1988. As of March 31, 1996, the Registrant had limited cash and cash equivalents in the amount of $587 and negative working capital of $568,356 as of March 31, 1996. As of the date of this report, the Registrant has no current material commitments for capital expenditures.

          As a direct result of Ba-Mak's bankruptcy during fiscal 1995, the Registrant had limited cash and cash equivalents remaining as of March 31, 1996 to finance future operations. Considering the Registrant's bankruptcy of Ba-Mak, operating losses and negative cash flows from operating activities, management cannot assure that such limited resources will be sufficient to sustain the Registrant. The Registrant has received financial support from Nona, and is dependent upon Nona for such future working capital. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern.

         RESULTS OF OPERATIONS

          There were no gaming or other revenue producing operations during the quarter ended March 31, 1996. The Registrant's gaming operations ceased during fiscal 1995 upon commencement of Ba-Mak's Chapter 7 bankruptcy liquidation. As a result, there were no gaming revenues or gaming costs or expenses during the quarter ended March 31, 1996.

                                                      [NUOGAM\10Q:033196.QSB]-11

                               NUOASIS GAMING, INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

PART II:  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          Since September 30, 1995 the Registrant knows of no significant changes for the quarter ended March 31, 1996 in the status of the pending litigation as described in Form 10-KSB/A except that the Second Amended Complaint entitled Ruben Kitay et al vs. Nona Morelli's II, Inc. et al; United States District Court for the Central District of California; Case No. 95-4375 RMT(SHx), filed on October 10, 1995, in the U.S. District Court for the Central District of California and subsequently dismissed pursuant to stipulation, was refiled by the Plaintiffs on April 12, 1996, by a complaint entitled Gustavo Farias, et al v. Nona Morelli's, II Inc., et al, filed in the United States District Court for the Central District of California. This new complaint was subsequently transferred to the Western District of California and assigned Case No. CV-96-2617-RMT (SHx). The new complaint named Nona, its officers, the Registrant's accounting firm and other third parties as defendants in an alleged shareholder derivative action (the "Refiled Action") re-filed on behalf of certain shareholders of the Registrant. The Refiled Action arises from the Stock Purchase and Business Combination Agreement pursuant to which Nona acquired voting control of ENP (now NuOasis Gaming), and the events surrounding the bankruptcy of Ba-Mak. The plaintiffs seek damages according to proof, interest, rescission, attorneys' fees and exemplary damages. Outside counsel for the Registrant in the Refiled Action, and the management of both the Registrant and Nona believe, among other things, that the action was initiated by Mike Savage and persons affiliated with him, as a part of an attempt to take control of the Registrant; that the plaintiffs do not have standing to file such litigation; that the plaintiffs have no competent and credible evidence to support their allegations and that they have failed to state a proper claim; and that they do not qualify as proper representatives in a shareholder action. After the filing of the Registrant's Motion to Dismiss in the original action, the original action was voluntarily dismissed by the plaintiffs. The Registrant intends to file a Motion to Dismiss the Refiled Action. On May 24, 1996, the Registrant's accounting firm was dismissed from the Refiled Action.

Item 2.   CHANGES IN SECURITIES

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None.

                                                      [NUOGAM\10Q:033196.QSB]-11

                                        SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NUOASIS GAMING, INC.



Dated:  June     , 1996                 By:/s/    Fred G. Luke
            -----                          -----------------------------------
                                           Fred G.  Luke,
                                           President and Director



Dated:  June     , 1996                 By:/s/    Steven H. Dong
            -----                          ------------------------------------
                                           Steven H. Dong,
                                           Chief Financial Officer

                                                      [NUOGAM\10Q:033196.QSB]-11