Form 10KSB
period 1995-09-30
NUOASIS GAMING INC
filed 1996-08-20
CIK 828956

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -----------
                                  FORM 10-KSB/A
                Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 (Fee Required)
                                  -----------
  For the Fiscal Year Ended September 30, 1995 Commission file number 0-18224


                              NUOASIS GAMING, INC.


                    Delaware                                     95-4176781
- ----------------------------------                          --------------------
  (State of other jurisdiction                               (I.R.S. Employer
of incorporation  or organization)                          Identification No.)


                2 Park Plaza, Suite 470, Irvine, California 92714
                    (Address of Principal Executive Offices)


       Registrant's telephone number, including area code: (714) 553-3270
                                  ------------
               Securities registered pursuant to Section 12(b) of
                                    the Act:
                                      None
               Securities registered pursuant to Section 12(g) of
                                    the Act:
                          Common Stock, $.01 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K, is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                        o
     As of December 29, 1995, the aggregate market value of the voting stock (based upon the average closing bid and asked prices in the over-the-counter market as quoted on NASD-OTC Bulletin Board as of December 29, 1995) held by non-affiliates was approximately $3,193,584.

            Class                             Outstanding at December 29, 1995
- -----------------------------                 --------------------------------
Common Stock , $.01 par value                      29,136,175 shares

                      Documents Incorporated by Reference:
                                      None

                                        Total Number of Pages Including Cover 67

                                TABLE OF CONTENTS



Page

                                     PART I

Item 1. Business ..............................................................1

Item 2. Properties ............................................................7

Item 3. Legal Proceedings .....................................................7

Item 4. Submission of Matters to a Vote of Security-Holders ..................11

                                     PART II

Item 5. Market for the Registrant's Securities
          and Related Stockholder Matters ....................................11

Item 6. Selected Financial Data, Management's Discussion and Analysis of
          Financial Condition and Results of Operations ......................12

Item 7. Financial Statements .................................................16

Item 8. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures ..............................................16

                                   PART III


Item 9. Directors and Executive Officers of the Registrant.................. .17

Item 10. Executive Compensation ............................................  27

Item 11. Security Ownership of Certain Beneficial
          Owners and Management ............................................ .27

Item 12. Certain Relationships and Related Transactions ......................29

                                    PART IV

Item 13. Exhibits and Reports on Form 8-K ................................ ...32

                                     PART I


ITEM 1.       BUSINESS.

(a)    Business Development

    NuOasis Gaming, Inc. (the "Company", or the "Registrant") incorporated in the State of Delaware in 1987. Since 1992, substantially all of the Registrant's efforts were directed toward acquiring or merging with another company (or companies), preserving remaining capital, raising additional capital and creating a new operating entity, in addition to settling certain pending lawsuits and other obligations of the Registrant.

    The Registrant believes that maintaining an entrepreneurial atmosphere is essential to continuing its search for additional sources of capital and new operating opportunities. During fiscal 1994, the Registrant adopted the strategy that would ultimately result in its separate subsidiaries becoming independent profit centers. This would have permitted the establishment of more focused management objectives and performance incentives, and allowed each subsidiary to raise new equity capital, as needed, while minimizing the Registrant's financial commitment to support the subsidiaries' growth. Since March 31, 1994, the Registrant's operating philosophy is to supervise its wholly-owned subsidiaries by providing centralized strategic planning, corporate development, administrative, and other services that would not be available to many independent companies of similar size. As of the date of filing this Amended Report, the Registrant has no current ongoing business since the Ba-Mak Bankruptcy proceedings. The Registrant is presently evaluating business opportunities for possible acquisition within the gaming industry. In particular the Registrant is currently evaluating its acquisition of a developmental stage California company formed in 1992 to facilitate its customer's participation in group play in the California State Lottery and the lotteries of other states through the sale of a prepaid debit card called the HIT-LOTTO value card which card may also include prepaid discounted long distance telephone service. If management is successful in locating and acquiring a business opportunity on terms which can be satisfied by the Registrant given its present negative working capital position, it intends to make such acquisition and thereafter manage such acquisition through a parent-subsidiary relationship where the Registrant will operate as a holding company and supervise and provide administrative and other services to its subsidiary business.

    In September 1992, prior management redirected the Registrant's focus to the legalized gaming business. In this connection, on December 15, 1992, the Registrant established a gaming subsidiary in Louisiana named Phillips Gaming International, Inc., a Louisiana corporation. On December 8, 1993, Phillips Gaming International, Inc. changed its corporate name to Ba-Mak Gaming International, Inc. ("Ba-Mak"). On April 8, 1993, Ba-Mak obtained a license to distribute and conduct route operations of electronic video bingo machines to licensed charitable gaming locations in the state of Louisiana. Operations of Ba-Mak continued through April 20, 1995, at which time Ba-Mak converted its Chapter 11 bankruptcy proceeding into a proceeding under Chapter 7 of the Bankruptcy Code. As such, all gaming operations at Ba-Mak ceased, and the Chapter 7 Trustee took possession of Ba-Mak's assets and liquidated such assets for the benefit of Ba- Mak's bankruptcy estate. Total gaming revenues from Ba-Mak will not recur in future years due to the bankruptcy and liquidation of Ba-Mak. At September 30, 1995 the Registrant was not actively engaged in any domestic gaming operations.


                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                        1

    On January 13, 1994, the Registrant entered into a Stock Purchase and Business Combination Agreement (the "Stock Purchase Agreement") with Nona Morelli's II, Inc. ("Nona") and Nona's wholly-owned subsidiary, Casino Management of America, Inc. ("CMA"), whereby the Registrant agreed to purchase all of the outstanding capital stock of CMA from Nona in exchange for the Registrant issuing to Nona a) 2,000,000 shares of common stock; b) 250,000 shares of Series B Convertible Preferred Stock; c) 6,000,000 New Class D common stock purchase warrants; and d) an option to purchase up to an additional 6,000,000 shares of common stock. A Closing occurred on March 30, 1994, the "Closing Date", whereby CMA became a wholly-owned subsidiary of the Registrant. The old Board of Directors, with the exception of Gary L. Blum, resigned and elected replacement Directors nominated by Nona.

    At the Closing, the Registrant issued the following to Nona: 2,000,000 shares of common stock; 250,000 shares of a new class of convertible preferred stock (the "Series B Preferred"); 6,000,000 New Class D common stock purchase warrants (the "New Class D Warrants"); and an option to purchase up to an additional 6,160,000 shares of common stock that is only exercisable under certain conditions (the "Nona Option"). A Certificate of Designations, Preferences and Rights, a Warrant Certificate and an Option Agreement setting forth the terms and conditions of the Series B Preferred, the New Class D Warrants and the Nona Option, respectively, were prepared and approved by the Company prior to the Closing Date and filed as Exhibits to a Current Report on Form 8-K.

    Series B Preferred Stock
   -------------------------

    The 250,000 shares of Series B Preferred are convertible at the rate of seventy-eight (78) shares of common stock for each share of Series B Preferred, or a total of 19,500,000 shares of common stock if all of the shares of Series B are converted. The Series B Preferred Stock has no redemption rights and is not entitled to any dividends. It has a liquidation value of $2 per share in preference to any payment on common stock, subject only to rights of the holders of the 14% Preferred Stock. Each share is entitled to seventy-eight (78) votes and shall be convertible into seventy-eight (78) fully paid and non-assessable shares of common stock.

    Nona Option
    -------------

    The Nona Option for the purchase of up to 6,160,000 shares of common stock is nontransferable and exercisable at $.01 per share. The total number of shares that can be purchased upon exercise of the option is equal to the number of shares of common stock subject to New Class A, New Class B and New Class C warrants outstanding on March 30, 1994 that eventually expire unexercised. In other words the option was designed to enable Nona to purchase any of the shares underlying the New Class A, B and C Warrants that are not exercised by the Warrantholders. The Company and the Warrant Agent have amended the respective Warrant Agreements to extend the expiration dates of the respective Warrants to one year after the effective date of a registration statement. One year after the effective date of the registration statement, Nona may exercise its option provided all the New Class A, B and C Warrants have not been exercised. Nona does not hold any of the New Class A, B or C Warrants, nor is it currently entitled to exercise its Option. Option certificate(s) for the actual number of shares of stock which New Class A, B and C Warrantholders fail to purchase shall be issued to Nona within ten (10) days of the expiration date of the New Class A, B and C Warrants. The right to exercise the Nona Option will continue for a period of 180 days after the last expiration date of the New Class A, B and C Warrants. The Nona Option is non-transferable. In the event of a reverse split after an option certificate is issued, the number of shares subject to exercise and purchase shall be proportionately reduced.

                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                        2

    New Class D Warrants
    --------------------

    Each New Class D Warrant is exercisable at $1.00 per share and will entitle the holder to receive upon exercise two (2) shares of common stock, or a total of 12,000,000 shares if all of the New Class D Warrants are exercised. The New Class D Warrants expire on March 30, 2004. American Stock Transfer & Trust Company is the Warrant Agent for the New Class D Warrants as well as the New Class A, B and C Warrants. To date none of the New Class D Warrants have been exercised and Nona has been the holder of the New Class D Warrants since March 30, 1994. The New Class D Warrant are transferable only on the books of the Company maintained at the principal office of the Warrant Agent upon delivery thereof duly endorsed by the Holder or by his duly authorized attorney or representative, or accompanied by proper evidence succession, assignment or authority to transfer. The New Class D Warrants and warrant shares purchasable upon exercise of the Warrants shall not be subject to dilution or reduction by any reverse split. New Class D Warrants may only be exercised for the purchase of whole warrant shares. New Class D Warrants may be exercised upon surrender to the Company at the principal office of the Warrant Agent of the certificate or certificates evidencing the Warrants to be exercised (except as otherwise provided below), together with the form of election to purchase on the reverse thereof duly filled in and signed, and upon payment to the Warrant Agent for the account of the Company of the Warrant Price for the number of warrant shares in respect of which such New Class D Warrants are then exercised. If the Registrant's Class D Warrants are assigned or transferred by Nona, unless such assignment or transfer is to a Nona affiliate or subsidiary or is the result of a corporate reorganization or recapitalization of Nona, the exercise price may only be paid in cash. In the event the New Class D Warrants are retained by Nona or are assigned or transferred to a Nona affiliate or subsidiary or are assigned or transferred as a result of a corporate reorganization or recapitalization of Nona, the exercise price may be paid in cash, by application of the CMA Net Asset Credit (as defined in Section 2.6 of the Stock Purchase Agreement), or by transfer of gaming-related assets, the valuation of which shall be subject to approval by both the Registrant and Nona.

    Common Shares Issued to Nona
    ----------------------------

    As set forth above, the Registrant issued 2,000,000 common shares to Nona. On September 23, 1994, Nona distributed 1,508,153 of the 2,000,000 common shares to Nona shareholders. The remaining 491,847 shares of common stock in the Registrant were held by Nona as of September 30, 1995.

    As a result of the Stock Purchase Agreement, a change in voting control of the Registrant occurred in March 1994. Based on 30,000,000 common shares outstanding as of the date of this Amended Report, Nona can vote 40.2% of the Registrant's voting securities by virtue of its ownership of 491,847 shares of common and 250,000 shares of Series B Preferred Stock and the Registrant may become a majority-owned subsidiary of Nona, a publicly-held company whose shares are traded on NASD-OTC Bulletin Board, if Nona converts the Series B Preferred Stock into common stock or exercises the warrants granted to it in the Stock Purchase Agreement. The Registrant is considered an affiliate of Nona given Nona's voting control of the Registrant. The new Board of Directors of the Registrant effected the corporate name change to "NuOasis Gaming, Inc." on September 23, 1994.

    Since the change in control of the Registrant, new management has sought to divide its business segments, both development stage and operational, into separate subsidiaries. This restructuring commenced following the change in control on March 30, 1994. The restructuring was undertaken to allow the Registrant to redefine its business segments, concentrate its financial and human resources in each of its present areas of operation, and focus performance incentives based upon separate segment, or project-specific businesses.

                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                        3

The restructuring entailed a change in Board of Directors, upper and local management and segregating the Registrant's then operational segment from its developmental stage segments in separate subsidiaries.

     As used herein the term "Company" or "Registrant" refers to NuOasis Gaming, Inc. and its wholly- owned subsidiaries: Ba-Mak Gaming International, Inc. ("Ba-Mak") and Casino Management of America, Inc. ("CMA"). CMA owns two subsidiaries: NuOasis Laughlin, Inc. and NuOasis Las Vegas, Inc. The Registrant currently maintains its executive offices at 2 Park Plaza, Suite 470, Irvine, California 92714. The telephone number is (714) 833-5382.

    Ba-Mak Gaming International, Inc.
    ---------------------------------

    At September 30, 1994, Ba-Mak had agreements with five charitable gaming establishments in New Orleans at which 140 video bingo machines were operating. Ba-Mak recognized as gaming revenues the gross funds deposited in video bingo machines. Ba-Mak realized gross profits, or "net win" as represented by the difference between gross funds deposited into the machines and payments to customers. Ba-Mak realized net operating profits by way of the percentage of the net win after payments to the charitable organizations, the location owners and the State of Louisiana for gaming taxes. On October 28, 1994, Ba- Mak filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Eastern District of Louisiana.

    Commencing October 28, 1994 Ba-Mak, as a Debtor-in-Possession, continued to operate as a charitable bingo route operator in Louisiana. In April 1995, operations ceased when the bankruptcy proceeding was converted to a proceeding under Chapter 7. Since April 1995 the Chapter 7 Trustee has liquidated Ba-Mak's assets for the benefit of Ba-Mak's bankruptcy estate. All but 35 of the video bingo machines were returned to the machine vendor in satisfaction of its secured claim. The remaining 35 machines and Ba-Mak's office equipment were sold by the Trustee. The Registrant has filed a Proof of Claim with the Bankruptcy Court for the intercompany advances made to Ba-Mak. As of the date of this Amended Report, the Trustee's administration of the bankruptcy estate is ongoing. Due to the amount of priority creditor claims filed in Ba- Mak's estate and the amount received by the Trustee, the Registrant does not anticipate receiving any sums on its Claim.


                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                        4

    Casino Management of America, Inc.
    ----------------------------------

    $400,000 Receivable - Star Casino

    CMA is seeking to recover a $400,000 stock subscription receivable assigned to it by Nona. The funds due CMA were diverted by Nona's former President to agents of Bachik Enterprises, Inc. ("Bachik") for the purpose of applying the funds to the acquisition of an interest in a non-operating 11,000 square foot casino in Cripple Creek, Colorado known as the Star of Cripple Creek ("Star Casino"). Litigation on behalf of CMA has been instituted to recover the $400,000 plus interest and costs from the responsible parties. CMA has requested a Colorado court to impose a constructive trust against the casino property and the operating profits if the receivable is not paid in full. CMA is in the process of applying to have a receiver appointed for the Star Casino until the $400,000 plus accrued interest is returned to CMA. At September 30, 1995 the $400,000 is classified as a receivable, and offset by a reserve for collection of $400,000.

    Native American Indian Reservations.

    In fiscal year 1994, CMA issued letters of intent related to the construction, lease and management of gaming facilities on Native American Indian reservations located in California, Arizona, and Montana. As envisioned by each such letter of intent, CMA anticipated providing the funds to build, furnish and equip each proposed casino and to provide casino management in exchange for recoupment of investment and continuing management fees from the net operating profits of each facility. Two Letters of Intent were executed; however, both have since expired as of the date of filing of this Amended Report. There are no other Letters of Intent executed. Due to registration issues related to North American Indian Gaming, CMA does not intend to pursue any domestic gaming activities in the future.

    NuOasis Las Vegas, Inc. and NuOasis Laughlin, Inc.
    --------------------------------------------------

     Neither NuOasis Las Vegas, Inc. nor NuOasis Laughlin, Inc. have any operations at September 30, 1995. NuOasis Las Vegas, Inc. was formed for the purpose of acquiring gaming assets in the metropolitan Las Vegas, Nevada area. NuOasis Laughlin, Inc. was formed for the purpose of acquiring gaming assets in the Laughlin, Nevada area. Negotiations by each of these subsidiaries of CMA to acquire certain gaming assets have reached an impasse. Each of the subsidiaries of CMA intend to pursue other gaming assets in their respective geographical segments.

(b)    Patents, Trademarks and Licenses

    The Registrant's domestic gaming activities, which consisted of the activities of Ba-Mak and the proposed activities of CMA, in the past have not relied on any patents and trademarks, but are subject to gaming licenses, food and beverages licenses and other permits which are regulated, issued and controlled by the respective state regulatory agencies. The Registrant continues to analyze prospective casino properties and projects with the goal of achieving the highest and best use of its working capital. Ba-Mak was licensed to operate charitable bingo gaming operations in the State of Louisiana.

(c)    Customer Dependence

       Ba-Mak was dependent on machine play by the general public in Louisiana.


                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                        5

(d)    Backlog of Orders

    The Registrant's domestic gaming subsidiaries were not subject to the type of business activities which would give rise to "orders".

(e)    Competition

    The Registrant competes with other gaming companies for opportunities to acquire legal gaming sites in emerging gaming jurisdictions, and opportunities to manage Indian gaming facilities. The Company expects many competitors to enter new jurisdictions that authorize gaming, some of who may have more personnel and greater financial and other resources than the Registrant.

(f)        Government Regulation

    (1)    General

           Distribution and route operations of gaming machines in both the non-profit and commercial gaming sectors are subject to extensive and complex governmental regulation and control under federal, state and local law.

    (2)    Louisiana

           To the extent applicable to Ba-Mak's operations in fiscal year 1995, the majority of the laws governing manufacturers, distributors, gaming locations and non-profit organizations using electronic video bingo gaming machines as a fund raising service are found in Title 33 ("Charitable Raffles, Bingo and Keno Licensing Law"), Title 40 and Title 55 of the Louisiana Revised Statutes (the "Louisiana Act") and the regulations (the "Louisiana Regulations") promulgated thereunder by the Department of Public Safety and Corrections and administered and enforced by the Division of Charitable Gaming Control (the "Gaming Division") of the Office of State Police.

    (3)    Non-Louisiana

           With respect to the Registrant's domestic gaming activities, casino gaming in the United States is highly regulated. Owners and operators of casinos must be licensed by the various state gaming commissions and must provide detailed financial and other reports. Additionally, some of the states who have just recently legalized gaming, have experienced unexpected internal changes and modification of the rules and regulations, all of which has served to delay and impede gaming applications filed by prospective gaming operators. Changes in laws and regulations may limit or otherwise materially affect types of gaming that may be conducted in these new jurisdictions. Any such changes might have an adverse affect on the activities and proposed activities of the Registrant. To the extent that the Registrant utilizes certain of its assets to make investments in other gaming companies, one or all companies may be required to submit applications, since any holder of more than ten percent (10%) of the common stock of a gaming entity must be found suitable.


                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                        6

    (4)    Bankruptcy Court

           Additionally, with respect to the activities of Ba-Mak during fiscal year 1995, gaming operations were subject to the supervision, approval and compliance with the rules and regulations of the Bankruptcy Court, U.S. Trustee's office and U.S. Bankruptcy Code.

(g)    Employees

    During fiscal 1995, Ba-Mak employed 4 full-time employees and 10 part-time employees. All employees were located in Louisiana. Neither CMA, NuOasis Laughlin nor NuOasis Las Vegas have any employees. The officers and directors of NuOasis render services as independent contractors pursuant to either Consulting Agreements or Employment Agreements with the Registrant as follows:


              President                      Fred G. Luke (Employee)
              Chief Financial Officer        Steven H. Dong (Consultant)
              Secretary                      John D. Desbrow (Consultant)


ITEM 2.       PROPERTIES.

    In April 1993, Ba-Mak entered into a non-cancelable lease agreement for its office and warehouse in Louisiana. The lease expires on May 31, 1996 and provides for monthly rent payments starting at $1,750 with annual increases of $125. The lease has been included in Ba-Mak's bankruptcy proceedings under Chapter 7 of the Bankruptcy Code.

    At September 30, 1994, the Registrant, through Ba-Mak provided video bingo gaming devices to five (5) charitable bingo halls in southern Louisiana. Ba-Mak leased approximately 1,000 square feet of industrial/office space in the New Orleans area from where it supervises the related gaming activities and where it maintains the gaming devices. At September 30, 1995 all of Ba-Mak's property was subject to its Chapter 7 bankruptcy proceedings.


ITEM 3.       LEGAL PROCEEDINGS.

    The  following  legal   proceedings   against  the  Registrant   and/or  its
subsidiaries , CMA or Ba-Mak, are pending as of the date of this report.

(a) Casino Management of America, Inc. vs. Mark Bachik and Bachik Enterprises, Inc.

    In April 1993, FTF Management Company, Inc., a Colorado corporation ("FTF") entered into an agreement with Bachik Enterprises, Inc., a Texas corporation ("Bachik"), to purchase a 50% interest in the Star Casino. At the time of the Agreement, FTF was controlled by then current and former officers and former directors of Nona. Under the agreement, FTF and Bachik orally agreed to form a joint venture to own and operate the Star Casino with each party acquiring a 50% interest in the venture. Subsequent to the agreement, a $400,000 receivable due Nona was allegedly diverted by Nona's former President to agents of

                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                        7

Bachik for the purpose of applying the funds to the acquisition of the Star Casino. Concurrently with the diversion of Nona's funds, Nona's former President was identified by local newspaper articles as the owner of Nona's interest in the Casino. Subsequently, based on documentation received by the Registrant, the interest in the Star Casino attributable to Nona's funds was held in the name of FTF. Nona subsequently assigned its rights to the $400,000 receivable to CMA. As of the date of this report, Texas counsel for CMA has instituted suit in Texas against Bachik to recover CMA's funds improperly diverted to Bachik. The suit was filed on May 9, 1994 in the District Court of Dallas County, Texas, Case #CV-94-4479. The Texas action which was set for jury trial in March 1996 was continued to October 1996 to allow for completion of discovery.

b) Casino Management of America, Inc. vs. Star Casinos International, Inc., and Cripple Creek Properties, Inc.; Teller County, Colorado District Court; Case No. 94-CV-144

    In a further effort to recover the $400,000 receivable related to the Star Casino, CMA, in November 1994 filed a suit in the District Court of Teller County, Colorado against Star Casinos International, Inc. ("Star International") and Cripple Creek Properties, Inc. ("Cripple Creek") seeking imposition of a resulting trust, constructive seal, constructive trust, and an accounting of all money received and expended in connection with a gaming facility known as the Star Casino. The Defendants answered and counterclaimed for slander of title given that CMA filed a lis pendens against the real property on which the Star Casino is located in Cripple Creek, Colorado. CMA has asserted that the counterclaim for slander of title is substantial frivolous and groundless due to existing Colorado case law. Star International and Cripple Creek have filed a counterclaim naming Richard M. Greene ("Greene") as a third party defendant alleging breach of contract, promissory estoppel and fraud causes of action asserting that Greene received $100,000 from them under an agreement between Greene, FTF and Star International, that the funds would be paid to CMA. The funds were never paid to CMA resulting in CMA filing suit. Star Casinos International, Inc. filed a petition under Chapter 11 of the Bankruptcy Code on May 3, 1996 and CMA's counsel is in the process of determining whether CMA shoud move for relief from stay to pursue its equitable lien rights against the casino real property.

(c)  Nona  Morelli's  II,  Inc.  vs.  Michael  M.  Kaier,   d/b/a  Investor
Development Group, Denver District Court; Case No. 94CV1258

    Nona initiated this lawsuit against Michael M. Kaier ("Kaier") on February 28, 1994. In its complaint, Nona claims that Kaier did not pay the option exercise price due Nona for 833,136 shares of Nona's common stock issued to Kaier on or about April 27, 1993. Nona claimed damages from Kaier in the amount of $562,417. A related case, known as Michael Kaier vs. MDM Gaming L.P. and CMA was recently consolidated with this case for trial. Kaier has claimed that MDM Gaming and CMA improperly withheld $45,000 from the redemption of Kaier's one-half unit of limited partnership interest in MDM Gaming. CMA, as the successor in interest of MDM Gaming, has asserted numerous defenses against Kaier's claims. These defenses include an allegation that Kaier used funds from the sale of Nona's common stock, for which he had not previously paid the option exercise price to purchase his one-half unit of limited partnership interest in MDM Gaming. Kaier has alleged that Nona's former President orally agreed to reduce the option exercise price after the stock was issued. However, no amendment was ever signed by Nona's former President and Nona's current management discovered an attempt by Kaier to have Nona's former President sign a back dated amendment to the Consulting Agreement. CMA has also alleged that Kaier was improperly paid commissions and referral fees in the amount of approximately $20,940 for referring certain partners to MDM Gaming. On August 12, 1996 both consolidated cases were dismissed with prejudice pursuant to stipulation.

                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                        8

(d) Ba-Mak Gaming International Inc., Chapter 11 Bankruptcy, Eastern District of Louisiana, Case No. 94-1366

    On October 28, 1994, Ba-Mak filed a Chapter 11 Petition with the United States District Court (Bankruptcy Division) for the Eastern District of Louisiana, Bankruptcy Case #94-13661. On April 20, 1995, the Bankruptcy Court granted the motion of the United States Trustee to convert the case to a proceeding under Chapter 7. A Trustee was appointed to liquidate the bankruptcy estate of Ba-Mak, and the liquidation of its assets occurred in July 1995. The Registrant's remaining obligation in connection with Ba-Mak is a claim, in the approximate amount of $47,000, against NuOasis Gaming for legal fees incurred during the bankruptcy if the bankruptcy estate does not pay such legal fees in full. The Trustee in the bankruptcy estate has been ordered to pay such fees.

(e) Charles Arnold vs. Nona Morelli's II, Inc., Casino Management of America and MDM Gaming Partners, L.P.; Case No. 95-CV-104

    In January 1995, Charles Arnold ("Arnold"), a consultant to Nona Morelli's prior management, initiated a lawsuit in Denver, Colorado District Court against Nona, CMA and MDM Gaming, L.P.("MDM") alleging that the defendants have denied him a 1% equitable interest in MDM, which was allegedly verbally promised to Arnold by Frank J. Morello, III and Frank J. Morello, II for alleged professional services rendered to MDM. Arnold is alleging damages in an amount of $90,000 in connection with this claim. Nona and the other defendants have filed a third-party complaint against FTF, Theodore E. DeTello, Frank J. Morello, II and Frank J. Morello, III, seeking full indemnification from them for any damages to which Arnold may be entitled in accordance with a certain Termination Agreement dated December 17, 1993 between the parties. The case has been set for trial in November, 1996.

(f) Ruben Kitay et al. vs. Nona Morelli's II, Inc. et al.; United States District Court for the Central District of California; Case No. 95-4375 RMT
(SHx)

    On  October  10,  1995,  a Second  Amended  Complaint  was filed in the U.S.
District Court for the Central District of California which named the Registrant, Fred G. Luke, John D. Desbrow, Kenneth R. O'Neal, O'Neal & White, P.C., a Texas professional corporation, New World Capital, Inc., Rocci Howe, Euro- Belge (NA) N.V., Structure America, Inc., International Banking Corporation Caribbean (IBCC), and the Luke Family Trust as defendants in an alleged shareholder derivative action (the "Derivative Action") filed on behalf of certain shareholders of the Registrant. The Derivative Action arose from the Stock Purchase and Business Combination Agreement, pursuant to which Nona Morelli's II, Inc. acquired voting control of ENP (now NuOasis Gaming) and the events surrounding the bankruptcy of Ba-Mak Gaming International, Inc. The Plaintiffs sought damages according to proof, interest, rescission, attorneys' fees and exemplary damages. Outside counsel for the Registrant in the Derivative Action, and the management of both the Registrant and Nona Morelli's believe, among other things, that the plaintiffs do not have standing to file such litigation, have failed to state a proper claim, and do not qualify as representatives in a shareholder action. In response to the Registrant's filing a Motion to Dismiss the Derivative Action, the Action was dismissed without prejudice pursuant to stipulation.

                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                        9

(g) Gustavio Farias et al. Vs. Nona Morelli's II, Inc. Et al.; United States District Court for the Western District of California; Case No. CV-96-2617-RMT
(Shx)

       On April 12, 1996, the Plaintiffs in the Kitay action referenced above filed a complaint entitled Gustavo Farias, et al v. Nona Morelli's, II Inc., et al, in the United States District Court for the Central District of California. This new complaint was subsequently transferred to the Western District of California and assigned Case No. CV-96-2617-RMT (SHx). The new complaint named
Nona, its officers, and other third parties as defendants in an alleged shareholder derivative action (the "Refiled Action") re-filed on behalf of certain shareholders of the Registrant. The Refiled Action arises from the Stock Purchase and Business Combination Agreement pursuant to which Nona acquired voting control of ENP (now NuOasis Gaming), and the events surrounding the bankruptcy of Ba-Mak. The plaintiffs seek damages according to proof, interest, rescission, attorneys' fees and exemplary damages. Outside counsel for the Registrant in the Refiled Action, and the management of both the Registrant and Nona believe, among other things, that the action was initiated by Mike Savage and persons affiliated with him, as a part of an attempt to take control of the Registrant; that the plaintiffs do not have standing to file such litigation; that the plaintiffs have no competent and credible evidence to support their allegations and that they have failed to state a proper claim; and that they do not qualify as proper representatives in a shareholder action. The Registrant intends to file a Motion to Dismiss the Refiled Action.

(h) Michael Savage vs. NuOasis Gaming, Inc., Los Angeles County Municipal Court, Case No. 94C01383

In October 1994, Michael Savage, a former consultant to former management filed an action in the Los Angeles County Municipal Court seeking alleged sums unpaid under a Professional Services Agreement dated September 1, 1992. In November 1995, an arbitrator awarded Savage $7,500 plus interest of $825 and costs of $80 in the Municipal Court Action. The Company tendered the amount of the award to Savage and Savage filed a Satisfaction of Judgment with the Court. On March 20, 1996 the Court denied Savage's post-judgment motion for attorneys' fees.

(i) Investigation

    Since November 1991, the U.S. Securities and Exchange Commission (the "SEC") has been conducting an investigation into trading in the Registrant's common stock. The investigation appeared to focus on trading in the Registrant's common stock during 1990 and 1991 by individuals who are no longer associated with the Registrant in any managerial or employment capacity as the SEC has alleged that a broker hired by Douglas J. Phillips and Hal B. Phillips (collectively, the "Phillips") manipulated the trading volume of the stock in order to enable the Phillips' to sell more of the stock which they held personally. The Registrant has fully cooperated with the SEC in this investigation. Counsel for the Registrant submitted a brief to the SEC arguing that proceedings should not be instituted against the Registrant, since the Registrant itself (i) did not benefit in any way, and (ii) has now completely disassociated itself from the persons who were allegedly involved in the scheme and benefitted from it (except for their status as minority shareholders). The SEC has indicated that it is not seeking financial compensation or damages from the Registrant, but it has not indicated whether it will bring any charges in connection with this investigation. However, after consultation with counsel, management believes that, ultimately, any action brought by the SEC will not have any material adverse effect on the Registrant's future operations or consolidated financial statements. Additionally, there was no activity under this investigation during fiscal 1995. In July 1996, Douglas

                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       10

Phillips, the former President and Chairman of the Board and Hal Phillips, a former officer, were indicted on stock manipulation charges. No charges were filed against the Company or its present management.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    None.



                                                      PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER
              MATTERS.

    Since completion of the Registrant's public offering in July 1988, the Registrant's common shares have been traded in the over-the-counter market and had been quoted in the NASDAQ System under the symbol ENPQ commencing March 1, 1990. On May 12, 1992, the Registrant was delisted from the NASDAQ System and, on the same day, was listed on the NASD-OTC Bulletin Board where it currently trades under the symbol "NUOG". The Registrant's securities are not publicly traded on any other market. Set forth below are the high and low bid prices for the Common Stock of the Registrant for each quarterly period commencing October 1, 1993:

                                                                     Bid Price of Common Stock
                                                                     ------------------------------
          Fiscal 1994                                                Low                      High
          ----------------------                                     -----                    -----
          Quarter ended 12/31/93                                     $0.97                    $1.69
          Quarter ended 03/31/94                                     $0.31                    $0.50
          Quarter ended 06/30/94                                     $0.06                    $0.31
          Quarter ended 09/30/94                                     $0.06                    $0.31

          Fiscal 1995                                                Low                      High
          ----------------------                                     ----                     -----
          Quarter ended 12/31/94                                     $.01                     $.20
          Quarter ended 03/31/95                                     $.01                     $.19
          Quarter ended 06/30/95                                     $.01                     $.25
          Quarter ended 09/30/95                                     $.01                     $.24

    Such  quotations  reflect  inter-dealer  prices,   without  retail  mark-up,
mark-down or commissions and may not necessarily represent actual transactions.

    As of December 29, 1995, the Registrant had 3,927 shareholders of record and in excess of 2,000 persons who were beneficial shareholders of its common stock.

    The Registrant has never paid cash dividends on its common stock. At the present time, the Registrant's anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, in

                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       11
order to finance the development of its business. Dividends on common stock may not be paid unless provision has been made for payment of preferred dividends.


ITEM 6. SELECTED FINANCIAL DATA, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)     Selected Financial Data

    The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included herein.

                                                              Year Ended September 30,
                                              -------------------------------------------------------
Operating Data:                                           1995                         1994
                                              ----------------------------   ------------------------
    Revenues(1)                               $                    884,077   $              2,252,699
    Costs and expenses                        $                  1,980,782   $              6,910,155
    Loss before income taxes                  $                 (1,096,705)  $             (4,657,456)
    Provision for income taxes                $                          -   $                      -
    Net loss                                  $                 (1,096,705)  $             (4,657,456)
    Net loss applicable to common stock       $                 (1,120,505)  $             (4,681,256)
    Net loss per common share:                $                       (.04)  $                   (.24)
    Weighted average number of common
     shares outstanding                                         23,785,550                  19,755,113
Balance Sheet Data:                                       1995                         1994
                                              -----------------------------  ------------------------
    Working capital (deficiency)              $                   (580,123)  $               (547,482)
    Total assets                              $                    328,732   $              1,859,550
    Long-term debt                            $                          -   $                      -
    Total liabilities                         $                    631,555   $                906,723
    Stockholders' equity (deficiency)         $                   (302,823)  $                952,827


(1) All revenues earned in 1995 came from Ba-Mak's operations and the revenues are not expected to recur in 1996 since Ba-Mak filed Chapter 7 bankruptcy.

                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       12

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

    Capital Resources and Liquidity
    -------------------------------

    The Registrant has incurred recurring net losses and negative cash flows from operating activities since its inception in 1988. The Registrant had cash and cash equivalents of approximately $866 and $162,329 as of September 30, 1995 and 1994, respectively and negative working capital of $580,123 and $547,482 as of September 30, 1995 and 1994, respectively. The decrease in cash and cash equivalents is a direct result of the disposal of Ba-Mak under Chapter 7 bankruptcy.

    As a result of the drain on the Registrant's working capital due to Ba-Mak, the Registrant had limited cash and cash equivalents remaining as of September 30, 1995 to finance future operations. Considering the Registrant's operating losses, negative cash flows from operating activities and Ba-Mak's Chapter 7 bankruptcy, management cannot assure that such limited liquid resources will be sufficient to sustain the Registrant's operations and its other development activities. The Registrant has received financial support from Nona of approximately $177,000 during fiscal 1995, and is dependent upon Nona for future working capital. The Registrant's plan is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Registrant's existence is dependent on continuing financial support from Nona which is estimated to be approximately $275,000 for the next fiscal year based upon current agreements and obligations the Company has at September 30, 1995. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern. As such, the Registrants independent accountants have modified their report to include an explanatory paragraph with respect to the uncertainty.

    As of the date of filing this Report, Ba-Mak's operations had ceased following the bankruptcy court's conversion in April 1995 of its Chapter 11 proceeding into a proceeding under Chapter 7 of the Bankruptcy Code. The Chapter 7 Trustee took possession of Ba-Mak's assets and liquidated such assets for the benefit of Ba-Mak's bankruptcy estate. As such, all gaming operations at Ba-Mak ceased and accordingly, Ba-Mak has been accounted for as a disposition of an investment. The total gaming revenues in the amount of $884,077 for the year ended September 30, 1995 from Ba-Mak are not expected to recur in future years due to the Chapter 7 bankruptcy. The Registrant is also pursuing other joint venture, merger or acquisition opportunities which may provide additional capital resources during fiscal 1996.

    Results of Operations
    ---------------------

    1995 Compared to 1994

    Gaming revenues totaled $884,077 during the twelve months ended September 30, 1995, and were derived from gaming operations.

    The Registrant's gaming revenues for the year ended September 30, 1995 decreased by $1,344,330 over the same period ended September 30, 1994, due to the cessation of operations by Ba-Mak. During the twelve months ended September 30, 1995, the Chapter 11 and Chapter 7 bankruptcy proceedings significantly hindered operations which finally ceased April 20, 1995.

    Gaming operating expenses totaled $776,827 for the year ended September 30, 1995, a decrease of $1,143,729 from the prior corresponding period. The decrease is attributable to the bankruptcy filings during the twelve months ended September 30, 1995. The major components of the gaming operating expenses

                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       13
were location and charitable organization split costs, license and permit fees, legal fees, salaries, payroll and applicable taxes and depreciation.

    There were no investment property write-downs during fiscal 1995, compared to a decrease of $3,209,900 from the prior corresponding period. The write-down of $3,209,900 in fiscal 1994 was attributable to revaluing certain investments in connection with the CMA acquisition on March 30, 1994. The investments revalued and written down were the following:

    (i) At September 30, 1994 CMA had litigation pending against the entity owning and principals controlling the Bobby Womack's Saloon and Gaming Parlor in Cripple Creek, Colorado ("Bobby Womack's") to recover $215,000 previously advanced by Nona to Bobby Womack's in contemplation of the acquisition of Bobby Womack's. The deposit of $215,000 was written down from $215,000 to $180,000 due to uncertainties of collection in litigation; subsequently, in October 1994, $187,000 was received pursuant to a settlement of the litigation.

   (ii) In April, 1993 CMA's predecessor, Nona, participated in the formation of and invested, as a limited partner, in MDM Gaming Partners, L.P., a Colorado limited partnership ("MDM Gaming") and subscribed for Units in MDM Gaming representing a net investment of $1,143,500. Nona subsequently acquired additional Units increasing its cash investment in MDM Gaming to $1,353,500. MDM Gaming lent funds to the owner of the partially completed Horseshoe Casino in Black Hawk, Colorado. The loan contained equity conversion features pursuant to which MDM Gaming, subject to certain restrictions, could have converted its loan into equity in a new partnership to be formed to own and operate the Horseshoe Casino. In December 1993, CMA contributed $39,900 to MDM Gaming as its general partner capital contribution. Effective September 30, 1994 Nona assigned its limited partner interest to CMA. As a result of the assignment CMA's cash contributions to MDM Gaming both as a general and limited partner totalled $1,393,400. On December 20, 1993 an agreement between MDM Gaming, the owner of the Horseshoe Casino and a limited partnership which owned the Glory Hole Casino, was finalized whereby MDM Gaming's loan was repaid and a new limited partnership, Eagle Gaming L.P. ("Eagle Gaming") was formed to own and operate both the Horseshoe Casino and the Glory Hole Casino. Under the new agreement, MDM Gaming's loan was repaid. To replace the equity conversion feature in the loan MDM Gaming and CMA, jointly received options ("Eagle Options") to purchase equity in Eagle Gaming. MDM Gaming dissolved in early 1994 and distributed the Eagle Options held by MDM Gaming to CMA. CMA received a total of $1,560,753 in liquidating cash distributions from MDM Gaming. Under the Partnership Agreement, the general partner of MDM Gaming was entitled to receive
          6.5 Units in the Partnership for services rendered and research and development costs incurred. The Eagle Option was recorded at $585,000 representing 6.5 Units valued at $90,000 per Unit, the same price at which Units had been sold for cash. Following the liquidation of MDM Gaming, the Eagle Options were held solely by CMA as an asset of CMA. CMA continued to hold the Eagle Option until the Option expired on December 19, 1994. The exercise price of the Eagle Options was approximately $1,050,000. The Eagle Options expired unexercised on December 19, 1994 and the $585,000 book value of the Eagle Option was fully reserved during fiscal 1994. The Horseshoe Casino/Black
          Hawk/Eagle Option (the "Option") originally recorded at $585,000 was fully reserved due to uncertainties in obtaining the necessary state regulatory approval to permit exercise of the Option. The state regulatory approval was never obtained and the Option expired unexercised in December 1994. The MDM General Partner

                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       14
           interest originally recorded at $39,900 was liquidated for $39,900 cash upon dissolution of MDM.

  (iii) CMA is seeking to recover a $400,000 stock subscription receivable assigned to it by Nona. The funds due CMA were diverted by Nona's former President to agents of Bachik Enterprises, Inc. ("Bachik") for the purpose of applying the funds to the acquisition of an interest in a non- operating 11,000 square foot casino in Cripple Creek, Colorado known as the Star of Cripple Creek ("Star Casino"). Litigation on behalf of CMA has been instituted to recover the $400,000 plus interest and costs from the responsible parties. CMA has requested the District Court of Teller County, Colorado to impose a receiver and constructive trust against the casino property and the operating profits if the receivable is not paid in full. The Bachik/Star Casino investment originally recorded at $400,000 was fully reserved due to uncertainties of collection from pending litigation to recover the investment.

  (iv) In April, 1993, former management of Nona advanced funds due Nona to Mississippi Rose, Inc., a Colorado corporation ("Mississippi Rose") formed by the principals of Chrysore, Inc., the operators of Bobby Womack's, and others, to develop the Whiskey Island Casino, a proposed dockside riverboat casino to be located alongside the Mississippi River in Tunica County, Mississippi. At the time of the advances the Whiskey Island Casino development costs were projected to exceed $25,000,000 and the financing required to develop the Whiskey Island Casino was contingent upon the approval of Mississippi Rose's application for a gaming license in Mississippi. In fiscal year 1994, Nona assigned its investment in Mississippi Rose to CMA. Nona's expenses for research and development costs, architectural fees and funds contributed to Mississippi Rose for working capital constitute CMA's investment in Mississippi Rose. Neither Nona nor CMA controls Mississippi Rose. The Mississippi Rose investment originally recorded at $150,000 was fully reserved given the failure of the principals of Mississippi Rose to acknowledge the equity interest, the assertion of the principals that the equity interest had been forfeited, the need for litigation to pursue the investment and the uncertain recoverability of the investment. No litigation against Mississippi Rose, a Colorado corporation, has been initiated because it is believed its principals transferred all the corporate assets to a limited partnership of unknown domicile.

    (v) The prepaid media and advertising originally recorded at $2,500,000 was written down to $500,000 by expensing $2,000,000 given the uncertainty of utilizing all of the media prior to expiration and the uncertainty of the Placement Agent's ability to fulfill all of such media obligations to CMA. The media obligations were to be provided by NJM & Associates, Inc., the Placement Agent, which consisted of various media formats, including Cash Coupon Savers, Head Office, Inc., La Suerte,Inc. and NJM & Associates, Inc.

    General and administrative expenses totaled $898,801 for the year ended September 30, 1995, and decreased $300,268 from the prior corresponding period. Interest expense decreased to $7,829 in fiscal 1995 due to a partial year's interest incurred on the video bingo machine debt compared to $105,285 in fiscal 1994 for a complete year of incurred interest.

    On April 20, 1995, the Chapter 7 Trustee took possession of Ba-Mak's assets and liquidated such assets for the benefit of Ba-Mak's bankruptcy estate. The video bingo machine debt was determined by the

                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       15

Bankruptcy Court to be secured debt based upon application of a Louisiana vendor's lien statute at the time of delivery of the machines in 1993. As such, all gaming operations at Ba-Mak ceased and accordingly, Ba- Mak has been accounted for as a disposition of an investment which resulted in (a) the write-off of $1,056,978 and $1,415,050 of total assets and liabilities, respectively; and (b) a net loss on disposal of investment in the amount of approximately $140,949.

    As a result of Ba-Mak's bankruptcy proceedings, and having no write down of investments in the current year, the Registrant's net loss from operations decreased to $1,096,705 during fiscal 1995 compared to $4,657,456 during fiscal 1994.

    At September 30, 1995 and 1994, the Registrant had net operating loss carryforwards of approximately $6,900,000 and $6,800,000, respectively, available for Federal income tax purposes that expire through 2009. If Nona converts the Series B Preferred shares into shares of common stock, there would be a greater than 50% change in the ownership of the Registrant's common stock and Internal Revenue Code Section 382 would place certain restrictions on the amount of the net operating loss ("NOL") that could be utilized in future years. Internal Revenue Code Section 382 limits the use of NOL's to the extent of an amount equal to the fair market value of the Company just prior to the 50% or greater change in ownership multiplied by the Federal Long Term Discount Rate. A valuation allowance was recorded in the financial statements to offset the tax benefit resulting from utilization of the NOL carryforward due to the uncertainty surrounding the realization of such tax asset.

ITEM 7.  FINANCIAL STATEMENTS

    Financial Statements are referred to in Item 14(a) and listed in the Index to Financial Statements filed as part of this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    A Current Report on Form 8-K dated December 23, 1994 was filed on December 27, 1994 and amended on December 19, 1995, reporting under Item 4 a change of accountants on December 12, 1994 from J.H. Cohn & Company ("JHC") to C. Williams & Associates, P.C.

    A Current Report on Form 8-K dated November 8, 1995 was filed on November 16, 1995 reporting under Item 4 a change of accountants on November 8, 1995 from
C. Williams & Associates, P.C. to Raimondo, Pettit & Glassman.

    During the fiscal years ended September 30, 1993 and 1992 and the interim period preceding the dismissal, there were no disagreements with JHC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of JHC, would have caused JHC to make reference to any such matter in their reports, nor were there any other reportable events.

    JHC's reports on the consolidated financial statements of the Company during the fiscal years ended September 30, 1993 and 1992 did not contain an adverse opinion or a disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles except as described below.

                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       16

JHC's report dated December 13, 1993 (the "1993 Report") on the consolidated financial statements of the Company as of September 30, 1993 and 1992 and for the years ended September 30, 1993, 1992 and 1991 and its report dated January 29, 1993 on the consolidated financial statements of the Company as of September 30, 1992 and 1991 and for the years ended September 30, 1992, 1991 and 1990 were modified with respect to uncertainties related to litigation. The 1993 Report also included an explanatory paragraph with respect to the substantial doubt existing about the ability of the Company to continue as a going concern.

    The Report of C. Williams & Associates, P.C. with respect to the 1994 fiscal year financial statements included an explanatory paragraph with respect to the substantial doubt existing about the ability of the Company to continue as a going concern due to its recurring net losses, negative cash flows from operating activities since its inception, limited liquid resources, negative working capital and its primary operating subsidiary filing for protection under Chapter 11 of the U.S. Bankruptcy Code. On January 29, 1996, the Texas State Board of Public Accountancy made a determination that the firm of C. Williams & Associates, P.C. was not properly licensed to practice public accounting in Texas, retroactive back to March 2, 1995.

    The firm of C. Williams & Associates, P.C. performed an audit of the Company's financial statements for the year ended September 30, 1994 and issued its report on that audit on February 5, 1995, which is prior to the revocation of Mr. Williams' license on March 2, 1995, and therefore is in accordance with the applicable rules and regulations of the Securities and Exchange Commission.

    Article 2 of Regulation S-X provides that,  after March 2, 1995, the firm of
C. Williams & Associates, P.C. is not qualified to practice before the Commission. Shareholders of the Company continue to retain legal rights to sue and recover damages from C. Williams & Associates, P.C., for material misstatements or omissions, if any, in the financial statements.

    Should C. Williams & Associates, P.C. dissolve under the laws of Texas, its state of incorporation, the rights of the Company's shareholders to sue and recover damages from C. Williams & Associates, P.C. and its directors, officers and shareholders would be determined by the laws of the State of Texas governing the dissolution of Texas professional corporations.

    The Report of Raimondo, Pettit & Glassman with respect to the 1995 fiscal year financial statements included an explanatory paragraph with respect to the substantial doubt existing about the ability of the Company to continue as a going concern due to its recurring net losses, negative cash flows from operating activities since its inception, limited liquid resources, negative working capital and its primary operating subsidiary filing for protection under Chapter 7 of the Bankruptcy Code.


                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)      Identification of Directors and Executive Officers.

    The Registrant, pursuant to its bylaws, maintains a Board of Directors composed of between one and twenty five directors and officers composed of President, Secretary and Chief Financial Officer. Any two

                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       17
or more officer positions may be held by the same person. The directors and officers for fiscal 1995 are as follows:


                                          Position Held
       Name                           with the Registrant         Age                 Dates of Service
- -------------------               -----------------------         ---           ----------------------------------
Fred G. Luke                      Director and President           49           March 30, 1994 to Present
                                  Chief Financial Officer                       March 30, 1994 to October 24, 1994

Kenneth R. O'Neal                 Director and Chief
                                  Financial Officer                50           October 24, 1994 to July 15, 1995

John D. Desbrow                   Secretary                        40           March 30, 1994 to July 20, 1994 and
                                                                                November 8, 1994 to Present
                                  Director                                      March 30, 1994 to July 20, 1994
Steven H. Dong                    Chief Financial Officer          29           July 16, 1995 to Present

    All directors of the Registrant hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. As of the date of filing this Amended Report, there has been one Director since Mr. O'Neal's resignation as a Director on July 1, 1995. Vacancies in the Board of Directors are filled by the remaining members of the Board until the next annual meeting of shareholders. The three nominees for election at the Company's next annual meeting are Fred G. Luke, Jonathan Small and Royse Warren. The officers of the Registrant are elected by the Board of Directors at its first meeting after each annual meeting of the Registrant's shareholders and serve at the discretion of the Board of Directors or until their earlier resignation or death.

(b)      Business Experience

    The following is a brief account of the business experience during the past five years of each director and executive officer of the Registrant, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

    All of the directors are elected at the annual meeting of shareholders to serve for one year or until their successors are elected and have qualified. Officers serve at the discretion of the Board of Directors.

     Fred G. Luke. Mr. Fred Luke has been a Director, Chairman and President of the Registrant since March 30, 1994. Mr. Luke has over twenty-five (25) years of experience in domestic and international financing and the management of private and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Executive Officer and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with the Registrant, Mr. Luke currently serves as Chairman and Chief Executive Officer of the Registrant's Parent Company, Nona, as well as Chairman and President of NuVen Advisors, Inc., ("NuVen Advisors") formerly New World Capital, Inc. ("New World"), President and Director of The Toen Group, Inc. ("Toen"), President of Hart Industries, Inc. ("Hart"), Chairman and President of Diversified Land & Exploration Co. ("DL&E"). DL&E is a former publicly traded independent natural resource development company engaged

                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       18
in domestic oil and gas exploration, development and production. Prior to 1995, DL&E was a 90% owned subsidiary of Basic Natural Resources, Inc. ("BNR"). From 1991 through 1994 Mr. Luke served as the President and a Director of BNR. BNR is presently inactive. Hart and DL&E were formerly in the environmental services and natural gas processing business, respectively. Both Hart and Toen are public companies which were formerly traded on Nasdaq or the OTC Bulletin Board. Neither Hart nor Toen have ongoing operations. Nona is a publicly traded (OTC:
Bulletin Board) diversified holding company with overseas gaming and domestic pasta production subsidiaries, in addition to NuOasis Gaming. NuVen Advisors provides managerial, acquisition and administrative services to public and private companies including Nona, NuOasis Gaming, Hart and Toen. NuVen Advisors, which is controlled by Fred G. Luke, as Trustee of the Luke Family Trust, is an affiliate of both Nona and NuOasis Gaming. NuVen Advisors is a stockholder of Hart, DL&E and Nona, and provides management, general and administrative services, and merger and acquisition services to Hart, DL&E and Nona pursuant to independent Advisory and Management Agreements. Mr. Luke also served from 1973 through 1985 as President of American Energy Corporation, a privately held oil and gas company involved in the operation of domestic oil and gas properties. From 1970 through 1985 Mr. Luke served as an officer and Director of Eurasia, Inc., a private equipment leasing company specializing in oil and gas industry equipment. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

     John D. Desbrow. Mr. John D. Desbrow has been a Secretary of the Registrant since March 30, 1994. Mr. Desbrow is also a Director and Secretary of the Registrant's Parent company, Nona. Mr. Desbrow is a member in good standing of the State Bar of California and has been since 1980. Prior to joining the Registrant Mr. Desbrow was in the private practice of law. Mr. Desbrow received his Bachelor of Science degree in Business Administration from the University of Southern California in 1977, his Juris Doctorate from the University of Southern California Law Center in 1980, and his Master of Business Taxation degree from the University of Southern California Graduate School of Accounting. Mr. Desbrow has also been serving as a Director and Secretary of Hart Industries, Inc. since July 31, 1993. Mr. Desbrow has been a director of The Toen Group Inc. since September 28, 1994.

    Kenneth R. O'Neal. Mr. Kenneth R. O'Neal, a Certified Public Accountant, was a Director and Chief Financial Officer of the Registrant from October 24, 1994 to July 15, 1995. Mr. O'Neal also served as a Director of the Registrant's parent company, Nona. Mr. O'Neal has also been a Director of Basic Natural
Resources, Inc. since December 13, 1992 and Treasurer and Chief Financial Officer since December 13, 1992. Mr. O'Neal has also been Managing Partner of O'Neal & White, P.C., Certified Public Accountants, since July 1990. From September 1983 to June 1990 he was Sole Proprietor of Kenneth R. O'Neal, CPA. From September 1980 to September 1983 he was with Seidman & Seidman in Houston, Texas. From September 1977 to September 1980 he was with Touche Ross in Houston, Texas and from December 1971 to September 1977 he was with Touche Ross in Atlanta, Georgia. Prior to his time with Touche Ross he served in the United States Air Force.

     Steven H. Dong. Mr. Dong is Chief Financial Officer of the Registrant. Mr. Dong replaced Kenneth R. O'Neal who resigned as the Registrants' Chief Financial Officer and as a Director effective July 16, 1995. Prior to joining the
Registrant, Mr. Dong worked as a Certified Public Accountant with the international accounting firm of Coopers & Lybrand since 1988. Mr. Dong's experience consisted of providing financial accounting and consulting services to privately and publicly held companies. In addition to his position with the Registrant, Mr. Dong currently serves as Chief Financial Officer of Nona and NuVen Advisors. Mr. Dong received his Bachelor of Science degree in Accounting from Babson College.


                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       19

    (c)  Compliance with Section 16(a) of the Securities Exchange Act

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on review of the copies of such forms furnished to the Company, or representations that no Forms 5 were required or filed, the Company believes that during the periods from October 1, 1992 through September 30, 1993 and from October 1, 1993 through September 30, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with by the former and current officers and directors except Kenneth O'Neal did not furnish to the Company any Forms 4 which he may have filed pertaining to his receipt of Company shares or pertaining to his resignation. The only form submitted by Mr. O'Neal to the Company for review was a Form 3 timely filed on November 9, 1994 reporting his acceptance of Chief Financial Officer and Director positions on October 24, 1994. 37,500 shares of common stock were issued to Mr. O'Neal for services on December 28, 1994 for which a Form 4 filing was due on January 10, 1995. No Form 4 reporting the receipt or any later disposition of such shares was received by the Company. Mr. O'Neal resigned as Chief Financial Officer and Director on July 15, 1995. No Form 4 reporting the termination of reporting requirements or his resignation was received by the Company. According to the Transfer Agent's records Mr. O'Neal was still the record owner of the 37,500 shares on July 26, 1995, which date is eleven days after the date of Mr.
O'Neal's resignation.




                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       20

ITEM 10.  EXECUTIVE COMPENSATION.

(a)      Summary Compensation Table

    The following summary compensation table sets forth in summary form the compensation received during each of the Registrant's last three completed fiscal years by the Registrant's President and four most highly compensated executive officers other than the President.


                                                                                 LONG TERM COMPENSATION
                                                                          -------------------------------------
                                      ANNUAL COMPENSATION                           AWARDS            PAYOUTS
                           --------------------------------------------   ------------------------- -----------
                                                                           Restricted
   Name and Principal      Fiscal                         Other Annual      Stock                     LTIP         All Other
        Position           Year       Salary    Bonus($) Compensation($)   Award(s)($)   Options(#) Payouts($)  Compensation($)
- -----------------------    ------  ------------ -------- --------------  --------------- ---------- ---------- ----------------
Fred G. Luke                1993        -        0.00        0.00             0.00          -         0.00           0.00
 President and
 Director                   1994   $  27,000(1)    -           -               -            -           -
 (3-30-94 to Present)
                            1995   $  59,000(1)                -               -         3,000,000
- -------------------------------------------------------------------------------------------------------------------------------
Douglas J. Phillips         1993   $ 100,000       -           -               -            -           -             -
 President (to 11-92),
 Secretary and Chief        1994   $  50,000       -           -               -            -           -             -
 Financial Officer
 (from 11-92 to 3-30- 94)   1995        -          -           -               -            -           -             -
- ------------------------------------------------------------------------------------------------------------------------------
John Desbrow                1993        -          -           -               -            -           -             -
 Secretary  (4-94 to 7-94
 and 11-94 to present) and  1994   $  18,000       -           -               -            -           -             -
 Director
 (4-94 to 7-94)             1995   $  43,000(2)    -           -               -            -           -             -

                                                                                 LONG TERM COMPENSATION
                                                                          -------------------------------------
                                      ANNUAL COMPENSATION                           AWARDS            PAYOUTS
                           --------------------------------------------   ------------------------- -----------
                                                                           Restricted
   Name and Principal      Fiscal                         Other Annual      Stock                     LTIP         All Other
        Position           Year       Salary    Bonus($) Compensation($)   Award(s)($)   Options(#) Payouts($)  Compensation($)
- -----------------------    ------  ------------ -------- --------------  --------------- ---------- ---------- ----------------
Kenneth O'Neal              1993        -          -          -                -          -             -            -
 CFO and Director
 (10/94-7/95)               1994        -          -          -                -       100,000          -            -

                            1995   $  33,000       -          -                -          -             -            -
- -------------------------------------------------------------------------------------------------------------------------------
 Steven H. Dong             1993        -          -          -                -          -             -            -
  CF0
 (7/95-to
  Present)                  1994        -          -           -               -          -             -            -

                            1995    $  5,000       -           -               -       275,000          -            -

(1) Total Compensation of $86,000 was accrued and expensed for Fred G. Luke; however, no cash payments have been made. Approximately $27,000 of the $86,000 compensation represents amount of compensation retroactive from April 1, 1994 to September 30, 1994, which is included in the table for fiscal year 1994.

(2) Based on amounts billed to the Company by Mr. Desbrow. Mr. Desbrow billed $18,000 or $3,000 per month for the six months ended September 30, 1994 for his services as Secretary and $4,000 or $1,000 per month for his services as Director from April 1994 to July 1994. Mr. Desbrow received 337,500 shares in January 1995, of which the proceeds from 225,000 shares were applied to amounts due for the 1994 fiscal year. Mr. Desbrow billed $18,000 or $3,000 per month for the first six months of fiscal 1995 and $25,000 or $4,167 per month for the second six months of fiscal 1995. The proceeds from 112,500 of the shares issued in January 1995 and 112,500 shares issued in March 1995 were applied to amounts due for fiscal year 1995. In June 1995 Mr. Desbrow received 600,000 shares of which the proceeds from 225,000 shares were applied to the amounts due for fiscal year 1995. The remaining 375,000 shares have been applied towards services performed in fiscal year 1996.



                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       22

(b)  Option and Long-Term Compensation

    The following summary option table sets forth in summary form the aggregate options granted during the Registrant's last completed fiscal year by the Registrant's President and four most highly compensated executive officers other than the President.



                                                                    Percent of Total
                                                                        Options/
                                         Number of Shares           SAR's Granted to       Exercise or
                                               Under                    employees          Base Price       Expiration
               Name                    Options/SARs Granted          in Fiscal Year          ($/Sh)            Date
- ------------------------               --------------------          ---------------       -----------      -------------
Fred G. Luke, President
 and Director                              3,000,000(1)                   56%                 $.12             7/00

NuVen Advisors, Inc(2)                     2,000,000                      37%                 .10              3/97

Steven H. Dong, CFO                          275,000                       5%                 .12              (3)

Kenneth R. O'Neal,
 former Director and CFO                     100,000                       2%                 .30             11/95


    The following summary option table sets forth in summary form the aggregate options exercised during the Registrant's last completed fiscal year by the Registrant's President and four most highly compensated executive officers other than the President.

                                                                                                                Value of Unexercised
                                                                                 Number of Unexercised              In-the-Money
                                                                                Option/SAR's at Fiscal       Options/SAR's at Fiscal
                                                                                     Year-End (#)                   Year-End ($)
                                     Shares
                                    Acquired                                         Exercisable/                   Exercisable/
            Name                 on Exercise (#)   Value Realized ($)              Unexercisable (d)               Unexercisable
- -----------------------------  ------------------  ------------------      -----------------------------     -----------------------
Fred G. Luke, President                 _                     _                  950,000  Exercisable        $ 19,000  Exercisable
and Director (1)                                                               2,050,000  UnExercisable      $ 41,000  UnExercisable

NuVen Advisors, Inc. (2)                _                     _                2,000,000  Exercisable        $ 80,000  Exercisable

Steven H. Dong, CFO                     _                     _                   68,750  Exercisable        $  1,375  Exercisable
                                                                                 206,250  UnExercisable      $  4,125  UnExercisable
Kenneth R. O'Neal,
former CFO and Director                 -                     -                  100,000  Cancelled                   N/A


                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       23

                                                                                                              Value of Unexercised
                                                                                 Number of Unexercised            In-the-Money
                                                                                Option/SAR's at Fiscal       Options/SAR's at Fiscal
                                                                                     Year-End (#)                  Year-End ($)
                                     Shares
                                    Acquired                                         Exercisable/                Exercisable/
            Name                 on Exercise (#)   Value Realized ($)              Unexercisable (d)            Unexercisable
- -----------------------------  ------------------  ------------------      --------------------------------  ----------------------
Doug Phillips, former
 President and Director
 (Non-qualified Plan)                   _                     _                  150,000  Exercisable                 N/A

Doug Phillips, former                                                                                                 N/A
 President and Director                 _                     _                   50,000  Exercisable
 (Incentive Plan)

Hal Phillips, former                    _                     _                  150,000  Exercisable                 N/A
 Secretary and Director

Gary Blum, former                       _                     _                   50,000  Exercisable                 N/A
Director




(1) Options vest pro rata over the five year term.

(2) The Luke Family Trust (the "Luke Trust") owns 93% of NuVen Advisors, formerly New World. Fred G. Luke, as Co-Trustee of the Luke Trust determines the voting of such shares and, as a result, may be deemed to control the Luke Trust.

(3) Mr. Dong's options expire 3 months subsequent to the last day services are provided.

    There were no awards under long-term incentive plans, such as phantom stock grants and restricted stock grants that vest upon satisfaction of performance goals.

(c) Pension Plans and Other Benefit or Actuarial Plans

    The Registrant has no annuity, pension or retirement plans or other plans whose benefits are based on actuarial computations.

(d) Employment Contracts and Termination Agreements

    The Registrant entered into a three year employment agreement, effective January 1, 1993, with Douglas J. Phillips for his exclusive services as President and Chief Financial Officer of the Registrant. Mr. Phillips' compensation was $100,000 per year and includes benefits of an automobile and related expenses, health and disability insurance, and an award of 25,000 shares of restricted Common Stock for, among other things, serving as guarantor of certain Registrant loans, obligations and payments. Effective March 30, 1994 Mr. Phillips resigned as President and Chief Financial Officer.

                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       24

    Effective April 1, 1994, the Registrant entered into a Consulting Agreement with John D. Desbrow for the engagement of Mr. Desbrow to perform legal services and to hold the office of Secretary, on behalf of the Registrant, for the period from April 1, 1994 to March 31, 1995. Between April 1, 1994 and September 30, 1994 Mr. Desbrow did not receive any funds or shares of common stock in the Registrant but in fiscal 1995 he did bill and eventually received from the sale of shares $3,000 per month for services rendered as Secretary for April, 1994 to September 30, 1994 all of which was expensed in fiscal year 1994. Additionally, in fiscal 1995 Mr. Desbrow billed and eventually received from the sale of shares $4,000 for services rendered as a Director from April 1994 to July 1994.

    Effective April 1, 1995, the Registrant and Mr. Desbrow renewed the Consulting Agreement through March 31, 1996. Under the renewed Consulting Agreement the Registrant contracted to pay Mr. Desbrow $50,000 for the renewal term payable in the Registrant's common stock. 1,050,000 shares were registered for issuance on Forms S-8 filed with the Securities and Exchange Commission during the 1995 fiscal year for payment of sums earned during fiscal years 1994 and 1995. Under the terms of the Consulting Agreement, Mr. Desbrow invoices the Registrant and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under Section 16(b) Mr. Desbrow and the Registrant have agreed the price paid for the shares is deemed to be $50,000. As of September 30, 1995, Mr. Desbrow held 600,000 shares which were to be utilized for current and future services incurred. The
Registrant expensed $43,000, and $18,000 during fiscal 1995 and 1994, respectively, and had $26,885 and $18,000 due to Mr. Desbrow as of September 30, 1995 and 1994, respectively.

    In August 1995, the Registrant entered into an Employment Agreement with Fred G. Luke, the Registrant's Chairman and President. Mr. Luke has been serving as the Registrant's Chairman and President since approximately March 31, 1994. The terms of the Employment Agreement call for Mr. Luke to receive approximately $4,500 per month, retroactive to April 1, 1994, for five (5) years as a base salary; granted him an option to purchase 3,000,000 shares of the Registrant's common stock at an exercise price of $.12 per share; provides him with an annual bonus based upon a number of factors related to the Registrant's growth and performance which include (a) serving on the Company's Board of Directors and as its President; (b) providing advice concerning mergers and acquisitions; (c) corporate finance; (d) day to day management; (e) guidance with respect to general business decisions; (f) other duties commonly performed by the President of a publicly-held company; and requires the Registrant to purchase life insurance coverage, reimbursement for vehicle expenses, and provide other fringe benefits. Between March 31, 1994 and September 30, 1994, Mr. Luke received no cash payments for his services. In August 1995, the Registrant agreed to retroactively compensate Mr. Luke for past services in the amount of $27,000 or $4,500 per month for the period April 1, 1994 to September 30, 1994 and $54,000 or $4,500 per month for the period October 1, 1994 to September 30, 1995. No bonuses have been accrued, paid or are owed as of the date of this Report. The Registrant expensed $86,000, and $0 during fiscal 1995 and 1994, respectively, and had $86,000 and $0 due to Mr. Luke as of September 30, 1995 and 1994, respectively.

    In October 1994, the Registrant entered into a Consulting Agreement with Mr. O'Neal, pursuant to which Mr. O'Neal was to perform accounting services, to hold the office of Chief Financial Officer and to sit on the Registrant's Board of Directors for fiscal year ended September 30, 1995. Pursuant to the Consulting Agreement the Registrant agreed to pay Mr. O'Neal $36,000, payable in the Registrant's common stock and issuable monthly in arrears. During fiscal 1995, the Registrant issued 37,500 shares to Mr. O'Neal. Cash payments of $9,550 were made to Mr. O'Neal by the Registrant, or its controlled subsidiaries during the year ended September 30, 1995. No cash payments were made by the Registrant to Mr. O'Neal for the fiscal year

                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                                        25
     ended September 30, 1994. The Registrant expensed $33,000, and $0 during fiscal 1995 and 1994, respectively, and had no amounts outstanding as of September 30, 1995 and 1994. Mr. O'Neal resigned as Chief Financial Officer and as a Director on July 15, 1995.

    In July 1995, the Registrant entered into a Consulting Agreement with Mr. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement the Registrant agreed to pay Mr. Dong $20,000 in cash or in the Registrant's common stock payable monthly in arrears and granted him an option to purchase 275,000 shares of the Registrant's common stock at an exercise price of $.12 per share. Cash payments of $5,000 were made to Mr. Dong by the Registrant during fiscal 1995. The Registrant expensed $5,000 during fiscal 1995 and had no amounts due as of September 30, 1995.

Consultants in Management Capacity

     The Luke Trust and Lawver Corp. owns 93% and 7%, respectively, of NuVen Advisors. Fred G. Luke, as trustee of the Luke Trust, controls the Luke Trust and Mr. Lawver is the majority shareholder of Lawver Corp. and thereby controls Lawver Corp.

    Effective April 1, 1994, the Registrant entered into an Advisory and Management Agreement with NuVen Advisors for the engagement of NuVen Advisors to perform administrative, human resource and merger/acquisition services consisting of (a) management of the use, purchase and disposition of the
Registrant's assets including, by way of illustration, the evaluation of economic, statistical, financial and other data, and formulation and/or implementation of the Registrant's business plan; and (b) management of the Registrant's operations including, by way of illustration, the furnishing of routine supervisory, and administrative services and the supervision of administrative personnel including, by way of illustration, consultant recruiting and screening; and (c) preparation of the usual and customary reports required of a publicly-held company subject to the reporting requirements of the Securities Exchange Act of 1934; and (d) furnishing of office space, facilities and equipment for the Registrant's non-exclusive use. The Registrant has significantly reduced or eliminated completely its human resource and payroll obligations and requirements, but the Registrant continues to require the administrative, audit and consultant screenings, and merger/acquisition services. The Registrant anticipates continued reliance on the services provided under the Advisory and Management Agreements until such time it has, or its subsidiaries, have the need and sufficient cash flow to justify to perform such services in-house. Pursuant to such Agreement, the Registrant agreed to pay NuVen Advisors $180,000 annually, payable monthly in $15,000 increments in arrears, and granted NuVen Advisors an option to purchase 2,000,000 shares of the Registrant's common stock exercisable at a price of $.10 per share. The Registrant expensed $180,000, and $0, during fiscal 1995 and 1994, respectively, and had $15,500 and $0 due to NuVen Advisors as of September 30, 1995 and 1994, respectively.

    Effective April 1, 1994, CMA entered into an Advisory and Management Agreement with NuVen Advisors for the engagement of NuVen Advisors to perform administrative, human resource and merger/acquisition services consisting of (a) management of the use, purchase and disposition of CMA's assets including, by way of illustration, the evaluation of economic, statistical, financial and other data, and formulation and/or implementation of CMA's business plan; and
(b)  management  of CMA's  operations  including,  by way of  illustration,  the furnishing of routine supervisory and administrative services and the supervision of administrative personnel including, by way of illustration, consultant recruiting and screening; and (c) preparation of the usual and customary reports required of a publicly-held company subject to the

                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       26
reporting requirements of the Securities Exchange Act of 1934; and (d) furnishing of office space, facilities and equipment for CMA's non-exclusive use. CMA has significantly reduced or eliminated completely its human resource and payroll obligations and requirements, but CMA continues to require the administrative, audit and consultant screenings, and merger/acquisition services. CMA anticipates continued reliance on the services provided under the Advisory and Management Agreements until such time it has, or its subsidiaries, have the need and sufficient cash flow to justify to perform such services in-house. Pursuant to such Agreement CMA agreed to pay NuVen Advisors $120,000 annually, payable monthly in $10,000 increments in arrears, and granted NuVen Advisors an option to purchase up to five percent (5%) of CMA's common stock outstanding at the time of exercise, exercisable at a price per share equal to one hundred ten percent (110%) of the book value of such shares. CMA expensed $120,000 and $0, during fiscal 1995 and 1994, respectively, and had $120,000 and $0 due to NuVen Advisors as of September 30, 1995 and 1994, respectively. The option given to NuVen Advisors by CMA, if exercised, will (a) result in an infusion of working capital into CMA; and, (b) reduce the Company's ownership of CMA by five percent (5%), which management believes will not have any material adverse effect on the Company's financial condition or investment in CMA.

    In September 1994, the Registrant entered into a Settlement Agreement with Douglas J. Phillips whereby shares held by Phillips were sold for the benefit of the Registrant to pay creditor claims due to Phillips' prior misrepresentations of the cash account of the Registrant at March 30, 1994. Under the Settlement Agreement Phillips placed 1,325,193 shares of the Registrant's common stock in the name of the Phillips Family Investment Limited Partnership into escrow with a third party trustee for liquidation with payment of the net proceeds to the Registrant for application towards certain debts including payables to trade creditors. Under the agreement Phillips provided an opinion of counsel that the Phillips Family Investment Limited Partnership was not an affiliate of the Registrant and had not been an affiliate for 90 days prior to September 13, 1994, that the shares had been held for more than 3 years and that the shares were eligible for legend removal under Rule 144(k). Phillips received a grant of non-transferable Warrants to purchase 1,325,193 shares of the Registrant's common stock at an exercise price of $.21875 per share expiring September 13, 1996. Phillips also agreed to restrict the sale of the remainder of his holdings, or 1,325,193 shares, to 2,000 shares per business day.

(e) Director Compensation

    The Registrant has no standard arrangement by which its directors are compensated.

(f) Interlocking Relationships of Directors

    The Directors of the Registrant are also Directors of Nona as of the date of filing of this amended Report.


ITEM  11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

    The following table set forth, as of September 30, 1995, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more of the Registrant's voting securities. Unless otherwise indicated, each person has beneficial voting and investment power with respect to the shares owned.


                                              [NUOGAM\10K\95\95KSB.CLN]-4
                                       27



                                                                                     Amount
                                                                                      and
                                                                                    Nature of             Percent
     Title of                             Name and Address of                      Beneficial               of
       Class                               Beneficial Owners                        Interest               Class
- ----------------                  ---------------------------                     ------------            ------
$.01 par value                                 None > 5%                              None                   0%
- ----------------                  ---------------------------                     ------------            ------

Series B                           Nona Morelli's II, Inc.                          250,000                100%
Preferred Stock                     2 Park Plaza, Suite 470
                                    Irvine, CA  92714
- ---------------                   ---------------------------                      -----------            ------
14% Preferred                     Raymond C. Kitely                                  30,000               17.6%
Stock                               20079 Glen Arbor Court
                                    Saratoga, CA  95070
                                  Eli Moshe                                          10,000                5.9%
                                    110 S. Sweetzer, No. 301
                                    Los Angeles, CA  90048
                                  Walter K. Theis, M.D.                              20,000               11.8%
                                    1200 Corsica Drive
                                    Pacific Palisades, CA  90272
                                  David A. Paletz                                    77,500               45.6%
                                    c/o David Seror, Ch. 7 Trustee
                                    Office of the U.S. Trustee
                                    221 N. Figueroa St., Room 800
                                    Los Angeles, CA  90012

                                  Neil Miller                                        15,000                8.8%
                                    2790 Forrester Drive
                                    Los Angeles, CA  90064
                                  David Sheetrit                                     10,000                5.9%
                                    c/o Moshe Shram
                                    929 East Fourteenth Street
                                    Los Angeles, CA  90021

    The following table sets forth, as of September 30, 1995, the common stock ownership of all officers and directors of the Registrant. No officers or directors own any shares of either the Series B or the 14% Preferred Stock.

                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                                        28

                                                                                    Amount
                                                                                     and
                                                                                   Nature of             Percent
    Title of                           Name and Address of                        Beneficial               of
     Class                            Officer or Director                          Interest               Class
- ---------------                   ---------------------------                     ------------          -----------
$.01 par value                    Fred G. Luke(1)                                    491,847               1.9%
Common Stock                        2 Park Plaza, Suite 470                          250,000(2)            100%
                                    Irvine, CA  92714
                                  John D. Desbrow                                    601,250               2.3%
                                    2 Park Plaza, Suite 470
                                    Irvine, CA  92714
                                  Officers and Directors as a Group (2             1,093,097               4.2%
                                  Persons)                                           250,000(2)            100%



(1) Fred G. Luke, as the Chief Executive Officer of Nona Morelli's II, Inc., is deemed to control the 491,847 shares of common stock and 250,000 shares of Series B Preferred Stock held by Nona Morelli's II, Inc.

(2) Shares of Preferred Stock


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The Registrant entered into a three year employment agreement, effective January 1, 1993, with Douglas J. Phillips for his exclusive services as President and Chief Financial Officer of the Registrant. Mr. Phillips' compensation was $100,000 per year and includes benefits of an automobile and related expenses, health and disability insurance, and an award of 25,000 shares of restricted Common Stock for, among other things, serving as guarantor of certain Registrant loans, obligations and payments. Effective March 30, 1994 Mr. Phillips resigned as President and Chief Financial Officer.

    Effective April 1, 1994, the Registrant entered into a Consulting Agreement with John D. Desbrow for the engagement of Mr. Desbrow to perform legal services and to hold the office of Secretary, on behalf of the Registrant, for the period from April 1, 1994 to March 31, 1995. Between April 1, 1994 and September 30, 1994 Mr. Desbrow did not receive any funds or shares in the Registrant but in fiscal 1995 he did bill and eventually did receive from the sale of shares
$3,000 per month for services rendered as Secretary from April 1, 1994 to September 30, 1994, all of which the Company expensed in fiscal year 1994. In fiscal 1995, Mr. Desbrow billed and eventually received from the sale of shares $4,000 for services rendered as Director from April 1994 to July 1994.

    Effective April 1, 1995, the Registrant and Mr. Desbrow renewed the Consulting Agreement through March 31, 1996. Under the renewed Consulting Agreement the Registrant contracted to pay Mr. Desbrow $50,000 for the renewal term payable in the Registrant's common stock. 1,050,000 shares were registered for issuance on Forms S-8 filed with the Securities and Exchange Commission during the 1995 fiscal year for payment of sums earned during fiscal years 1994 and 1995. Under the terms of the Consulting Agreement, Mr. Desbrow invoices the Registrant and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under Section 16(b) Mr. Desbrow and the Registrant have agreed the price paid for the shares is deemed to be $50,000. As of September 30, 1995, Mr. Desbrow held 600,000 shares which are to be utilized for current and future services incurred. The

                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       29

Registrant   expensed  $43,000,   and  $18,000  during  fiscal  1995  and  1994,
respectively, and had $26,885 and $18,000 due to Mr. Desbrow as of September 30, 1995 and 1994, respectively.

    In August 1995, the Registrant entered into an Employment Agreement with Fred G. Luke, the Registrant's Chairman and President. The terms of the Employment Agreement call for Mr. Luke to receive approximately $4,500 per month, retroactive to April 1, 1994, for five (5) years as a base salary; granted him an option to purchase 3,000,000 shares of the Registrant's common stock at an exercise price of $.12 per share; provides him with an annual bonus based upon a number of factors related to the Registrant's growth and performance which include (a) serving on the Company's Board of Directors and as its President; (b) providing advice concerning mergers and acquisitions; (c) corporate finance; (d) day to day management; (e) guidance with respect to general business decisions; (f) other duties commonly performed by the President of a publicly-held company; and requires the Registrant to purchase life insurance coverage, reimbursement for vehicle expenses, and provide other fringe benefits. Mr. Luke has been serving as the Registrant's Chairman and President since approximately March 31, 1994. Between March 31, 1994 and September 30, 1994, Mr. Luke received no cash payments for his services. In August 1995, the Registrant agreed to retroactively compensate Mr. Luke for past services in the amount of $27,000 or $4,500 per month for the period April 1, 1994 to September 30, 1994 and $54,000 or $4,500 per month for the period October 1, 1994 to September 30, 1995. No bonuses have been accrued, paid or are owed as of the date of this Report. The Registrant expensed $86,000, and $0 during fiscal 1995 and 1994, respectively, and had $86,000 and $0 due to Mr. Luke as of September 30, 1995 and 1994, respectively.

     In October 1994, the Registrant entered into a Consulting Agreement with Mr. O'Neal, pursuant to which Mr. O'Neal was to perform accounting services, to hold the office of Chief Financial Officer and to sit on the Registrant's Board of Directors for fiscal year ended September 30, 1995. Pursuant to the Consulting Agreement the Registrant agreed to pay Mr. O'Neal $36,000, payable in the Registrant's common stock and issuable monthly in arrears. During fiscal 1995, the Registrant issued 37,500 shares to Mr. O'Neal. Cash payments of $9,550 were made to Mr. O'Neal by the Registrant, or its controlled subsidiaries during the year ended September 30, 1995. No cash payments were made by the Registrant to Mr. O'Neal for the fiscal year ended September 30, 1994. The Registrant expensed $33,000, and $0 during fiscal 1995 and 1994, respectively, and had no amounts outstanding as of September 30, 1995 and 1994. Mr. O'Neal resigned as Chief Financial Officer and as a Director on July 15, 1995.

    In July 1995, the Registrant entered into a Consulting Agreement with Mr. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement the Registrant agreed to pay Mr. Dong $20,000 in cash or in the Registrant's common stock payable monthly in arrears and granted him an option to purchase 275,000 shares of the Registrant's common stock at an exercise price of $.12 per share. Cash payments of $5,000 were made to Mr. Dong by the Registrant during fiscal 1995. The Registrant expensed $5,000 during fiscal 1995 and had no amounts due as of September 30, 1995.

                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       30

Consultants in Management Capacity

The  Luke  Trust  and  Lawver  Corp.  owns  93% and 7%,  respectively,  of NuVen
Advisors. Fred G. Luke, as trustee of the Luke Trust, controls the Luke Trust and Mr. Lawver is the majority shareholder of Lawver Corp. and thereby controls Lawver Corp.Effective April 1, 1994, the Registrant entered into an Advisory and Management Agreement with NuVen Advisors for the engagement of NuVen Advisors to perform administrative, human resource and merger/acquisition services consisting of (a) management of the use, purchase and disposition of the
Registrant's assets including, by way of illustration, the evaluation of economic, statistical, financial and other data, and formulation and/or implementation of the Registrant's business plan; and (b) management of the Registrant's operations including, by way of illustration, the furnishing of routine supervisory, and administrative services and the supervision of administrative personnel including, by way of illustration, consultant recruiting and screening; and (c) preparation of the usual and customary reports required of a publicly-held company subject to the reporting requirements of the Securities Exchange Act of 1934; and (d) furnishing of office space, facilities and equipment for the Registrant's non-exclusive use. The Registrant has significantly reduced or eliminated completely its human resource and payroll obligations and requirements, but the company continues to require the administrative, audit and consultant screenings, and merger/acquisition services. The Registrant anticipates continued reliance on the services provided under the Advisory and Management Agreements until such time it has, or its subsidiaries, have the need and sufficient cash flow to justify to perform such services in-house. Pursuant to such Agreement, the Registrant agreed to pay NuVen Advisors $180,000 annually, payable monthly in $15,000 increments in arrears, and granted NuVen Advisors an option to purchase 2,000,000 shares of the Registrant's common stock exercisable at a price of $.10 per share. The Registrant expensed $180,000, and $0, during fiscal 1995 and 1994, respectively, and had $15,500 and $0 due to NuVen Advisors as of September 30, 1995 and 1994, respectively.

Effective April 1, 1994, CMA entered into an Advisory and Management Agreement with NuVen Advisors for the engagement of NuVen Advisors to perform administrative, human resource and merger/acquisition services consisting of (a) management of the use, purchase and disposition of CMA's assets including, by way of illustration, the evaluation of economic, statistical, financial and other data, and formulation and/or implementation of CMA's business plan; and
(b)  management  of CMA's  operations  including,  by way of  illustration,  the furnishing of routine supervisory and administrative services and the supervision of administrative personnel including, by way of illustration, consultant recruiting and screening; and (c) preparation of the usual and customary reports required of a publicly-held company subject to the reporting requirements of the Securities Exchange Act of 1934; and (d) furnishing of office space, facilities and equipment for CMA's non-exclusive use. CMA has significantly reduced or eliminated completely its human resource and payroll obligations and requirements, but CMA continues to require the administrative, audit and consultant screenings, and merger/acquisition services. CMA anticipates continued reliance on the services provided under the Advisory and Management Agreements until such time it has, or its subsidiaries, have the need and sufficient cash flow to justify to perform such services in-house. The Company and its subsidiaries have significantly reduced or eliminated completely their human resource and payroll obligations and requirements, but the companies continue to require the administrative, audit and consultant screenings, and merger/acquisition services. The Company anticipates continued reliance on the services provided under the Advisory and Management Agreements until such time as it, or its subsidiaries, have the need and sufficient cash flow to justify perform such services in-house. Pursuant to such Agreement CMA agreed to pay NuVen Advisors $120,000 annually, payable monthly in $10,000 increments in arrears, and granted NuVen Advisors an option to purchase up to five percent (5%) of CMA's common stock outstanding at the time of exercise, exercisable at a price per share equal to one hundred ten percent (110%)

                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       31
of the book value of such shares. CMA expensed $120,000 and $0, during fiscal 1995 and 1994, respectively, and had $120,000 and $0 due to NuVen Advisors as of September 30, 1995 and 1994, respectively. The option given to NuVen Advisors by CMA, if exercised, will (a) result in an infusion of working capital into CMA; and, (b) reduce the Company's ownership of CMA by five percent (5%), which management believes will not have any material adverse effect on the Company's financial condition or investment in CMA.

In September 1994, the Registrant entered into a Settlement Agreement with Douglas J. Phillips whereby shares held by Phillips were sold for the benefit of the Registrant to pay creditor claims due to Phillips' prior misrepresentations of the cash account of the Registrant at March 30, 1994. Under the Settlement Agreement Phillips placed 1,325,193 shares of the Registrant's common stock in the name of the Phillips Family Investment Limited Partnership into escrow with a third party trustee for liquidation with payment of the net proceeds to the Registrant for application towards certain debts including payables to trade creditors. Under the agreement Phillips provided an opinion of counsel that the Phillips Family Investment Limited Partnership was not an affiliate of the Registrant and had not been an affiliate for 90 days prior to September 13, 1994, that the shares had been held for more than 3 years and that the shares were eligible for legend removal under Rule 144(k). Phillips received a grant of non-transferable Warrants to purchase 1,325,193 shares of the Registrant's common stock at an exercise price of $.21875 per share expiring September 13, 1996. Phillips also agreed to restrict the sale of the remainder of his holdings, or 1,325,193 shares, to 2,000 shares per business day.



                                    PART IV.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)  1.   Financial Statements

    The financial statements listed in the accompanying index to financial statements and financial statement schedules are filed as part of this report.

     2.   Financial Statement Schedules

    There were no financial statement schedules required to be filed as part of this Annual Report.

     3.   Exhibits

Exhibit
Number     Description

3.1       Restated Certificate of Incorporation(1)

3.2 By-Laws (filed as Exhibit 3.2 of the Registrant's Registration Statement on Form S-18, File No. 33-19883-NY, and incorporated herein by reference thereto).

3.3       Certificate of Amendment of Certificate of Incorporation. (12)

                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       32

Exhibit
Number     Description

4.5 Certificate of Designations, Preferences and Rights of 14% Cumulative Convertible $.01 par value Preferred Stock.(1)

4.6       Letter  Extending  Exercise  Period  of Class A  Warrants  and Class B
          Warrants.(3)

4.7 Letters Reducing Exercise Price of Class A Warrants, Class B Warrants and Class C Warrants.(4)

4.8       Warrant   Agreement   dated   September   13,  1994  with  Douglas  J.
          Phillips.(7)

4.9 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of E.N. Phillips Company (10)

4.10      New Class D Warrant Agreement to Purchase Common Stock(10)

4.11      Option Agreement(10)

9.1       Form of Irrevocable Proxy Coupled with Right of First Refusal.(4)

10.1      Amended 1989 Non-Qualified Stock Option Plan.(1)

10.2      1989 Incentive Stock Option Plan.(1)

10.3 1991 Non-Qualified Stock Option Plan (incorporated by reference herein from Proxy Statement for February 14, 1992 Annual Meeting filed on February 5, 1992).

10.4 Employment Agreement between Phillips Gaming International, Inc. and James R. Martin (incorporated by reference herein from amendment on Form 8 filed February 4, 1993 to Form 8-K dated November 23, 1992).

10.5 1993 Incentive Stock Option Plan and 1993 Non-Qualified Stock Option Plan (incorporated by reference herein from Proxy Statement for March 4, 1993 Annual Meeting filed on February 5, 1993).

10.6 Employment Agreement of December 7, 1993 between E.N. Phillips Company and Douglas J. Phillips (incorporated by reference from 10-KSB for fiscal year ended September 30, 1993, filed on or about March 28, 1994.)

10.7 Stock Purchase and Business Combination Agreement of January 13,1994 between Nona Morelli's II, Inc.,Casino Management of America, and E.N. Phillips Company(Incorporated by reference from 10-KSB for fiscal year ended September 30, 1993, filed on or about March 28, 1994.)



                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       33

Exhibit
Number         Description

    10.8 Rescission Agreement dated March 30, 1994 between E.N. Phillips Company and Douglas J.Phillips.(6)


    10.9 Settlement Agreement dated September 13, 1994 between E.N. Phillips Company and Douglas J. Phillips.(7)


    10.10      Settlement Agreement and Mutual Release between Douglas
               J. Phillips, Hal B. Phillips and E.N. Phillips Company and Stephen A. Weiner.(7)


    10.11 Advisory and Management Agreement dated February 1, 1995 between NuOasis Gaming, Inc.E.N. Phillips Company and Stephen
               A. Weiner.(7)


    10.12 Advisory and Management Agreement dated July 1, 1994 between Casino Management of America, Inc. and NuVen Advisors, Inc.(11)

    10.13 Employment Agreement dated August 30, 1995 between NuOasis Gaming, Inc. and Fred G.Luke.(11)

    10.14 Consulting Agreement dated July 1995 between NuOasis Gaming, Inc. and Steven Dong.(11)

    10.15 Consulting Agreement dated October 15, 1994 between E.N. Phillips Company and Kenneth R. O'Neal.(8)

    10.16 Engagement Letter and Fee Agreement dated November 29, 1995 between NuOasis Gaming, Inc. and J.L. Lawver Corp.(8)

    10.17 Engagement Letter and Fee Agreement dated October 4, 1994 between NuOasis Gaming, Inc.and John Ris.(8)

    10.18 Engagement Letter and Fee Agreement dated November 15, 1994 between NuOasis Gaming,Inc. And Geoffrey G. Riggs.(8)

    10.19 Engagement Letter and Fee Agreement dated September 13, 1994 between E.N. Phillips Company and Structure America, Inc.(8)

    10.20 Engagement Letter and Fee Agreement dated October 18, 1994 between NuOasis Gaming, Inc.and OTC Communications.(8)

    10.21 Engagement Letter and Fee Agreement dated November 1, 1994 between NuOasis Gaming, Inc. and Citigate, Inc.(8)

    10.22 Consulting Agreement dated April 1, 1994, between NuOasis Gaming, Inc. and John D.Desbrow.(8)


                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       34

Exhibit
Number       Description

    10.23 Engagement Letter and Fee Agreement dated March 7, 1994 between NuOasis Gaming, Inc. and John Ris.(9)

    10.24 Consulting Agreement dated April 21, 1995 between NuOasis Gaming, Inc. and Sandra V. Alsina.(9)

    10.25 Fee Agreement dated April 12, 1995 between NuOasis Gaming, Inc. and Richard O. Weed.(9)

    10.26 April 17, 1995 Addendum to Consulting Agreement dated November 22, 1994 between NuOasis Gaming, Inc. and John D. Desbrow.(9)

    10.27 Consulting Agreement dated January 1995 between NuOasis Gaming, Inc. and Edward S.Luke.(9)

    24.1       Schedule of Subsidiaries.(5)

 (1) Previously filed by the Registrant in Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-18 filed October 23, 1989 (File No. 33-19883-NY) and incorporated herein by reference.

 (2) Previously filed by the Registrant in Post-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-18 filed January 26, 1990 (File No. 33-19883-NY) and incorporated herein by reference.

 (3) Previously filed by the Registrant in Post-Effective Amendment No. 5 to the Registrnt's Registration Statement on Form S-18 filed March 28, 1990 (File No. 33-19883-NY) and incorporated herein by reference.

 (4) Previously filed by the Registrant in Post-Effective Amendment No. 6 to the Registrant's Registration Statement on Form S-18 filed June 25, 1990 (File No. 33-19883-NY) and incorporated herein by reference.

 (5) Previously filed by the Registrant in Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed December 19, 1995 and incorporated herein by reference.

 (6) Previously filed by the Registrant in the Form 10-K filed February 14, 1995 and incorporated herein by reference.

 7) Previously filed by the Registrant in the Form 10-KSB filed June 29, 1995 and incorporated herein by reference.

 (8) Previously filed by the Registrant in a Registration Statement on Form S-8 filed December 7, 1994, File No. 33-87102.





                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       35

Exhibit
Number       Description
- -------      -----------

 (9) Previously filed by the Registrant in a Registration Statement on Form S-8 filed May 3, 1995, File No. 33-91862.

(10) Previously filed by the Registrant in a Current Report on Form 8-K dated March 31, 1994, filed April 11, 1994.

(11) Previously filed by the Registrant on January 18, 1996 in its Annual Report on Form 10KSB for the fiscal year ended September 30, 1995.

(12) Previously filed by the Registrant on April 2, 1996 in its amended Annual Report on Form 10KSB/A for the fiscal year ended September 30, 1995.

     (b) Reports on Form 8-K

 (1) On July 27, 1994, the Registrant filed a Current Report on Form 8-K dated July 21, 1994, reporting the resignation of Gary L. Blum and John D. Desbrow as Directors of the Registrant.

 (2) On December 27, 1994, the Registrant filed a Current Report on Form 8-K dated December 12, 1994, reporting a change in auditors from J.H. Cohn & Company to C. Williams & Associates, P.C.

 (3) On May 12, 1995, the Registrant filed a Current Report on Form 8-K dated March 31, 1994, reporting the purchase of 7,500,000 shares of common stock of Casino Management of America, Inc. and the transfer of 2,000,000 shares of common stock, 250,000 shares of Series B Preferred Stock and 6,000,000 Class D Warrants to Nona Morelli's II, Inc. It also reported the resignations of Douglas J. Phillips, Dennis Phillips and Richard Wessler as officers and directors of the Registrant and the election of Fred G. Luke and John D. Desbrow as officer of directors of the Registrant.

 (4) On August 7, 1995 the Registrant filed a Current Report on Form 8-K dated July 14, 1995, reporting the resignation of Kenneth R. O'Neal as a director and Chief Financial Officer of the Registrant and the Registrant's wholly-owned subsidiary Ba-Mak Gaming International, Inc.

 (5) On November 10, 1995, the Registrant filed a Current Report on Form 8-K dated November 8, 1995, reporting a change in auditors from C. Williams & Associates to Raimondo, Pettit & Glassman.

 (6) On December 19, 1995, the Registrant filed an Amended Current Report on Form 8-K/A dated March 31, 1994, reporting revised proforma numbers on the E.N. Phillips-Nona Morelli's Stock Purchase and Business Combination Agreement.

 (7) On December 19, 1995, the Registrant filed an Amended Current Report on Form 8-K/A dated March 31, 1994, reporting a change in auditors from J.H. Cohn & Company to C. Williams & Associates.

                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       36

                                                    SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NUOASIS GAMING, INC.



Date: August 19, 1996              By:/s/ Fred G. Luke
                                      -----------------------------------------
                                      Fred G. Luke, President and Director



Date: August 19, 1996              By:/s/Steven H. Dong
                                     ------------------------------------------
                                     Steven H. Dong, Chief Financial Officer



     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:    August 19, 1996`            By:/s/ Fred G. Luke
                                      ------------------------------------------
                                      Fred G. Luke, President and Director























                                                     [NUOGAM\10K\95\95KSB.CLN]-4
                                       37

                              NUOASIS GAMING, INC.

                        Index to Financial Statements and
                          Financial Statement Schedules



                                                                            Page
                                                                            ----
(1)  FINANCIAL STATEMENTS:

     Reports of Independent Public Accountants ............................F-2/4

     Consolidated Balance Sheets at September 30, 1995 and 1994 .............F-5

     Consolidated Statements of Operations for the Years Ended
      September 30, 1995 and 1994 ...........................................F-6

     Consolidated Statements of Stockholders' Equity (Deficiency)
      for the Years Ended September 30, 1995 and 1994 .......................F-7

     Consolidated Statements of Cash Flows for the Years Ended
      September 30, 1995 and 1994 ...........................................F-8

     Notes to Consolidated Financial Statements .............................F-9

                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F1

                           RAIMONDO, PETTIT & GLASSMAN
                A PARTNERSHIP INCLUDING PROFESSIONAL CORPORATIONS
                          CERTIFIED PUBLIC ACCOUNTANTS
                          UNION BANK TOWER, SUITE 1250
                            21515 HAWTHORNE BOULEVARD
                           TORRANCE, CALIFORNIA 90503
                  TELEPHONE: (310) 540-5990 FAX: (310) 543-3066

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board or Directors and Stockholders
NuOasis Gaming, Inc.

We have audited the accompanying consolidated balance sheet of NuOasis Gaming, Inc. and Subsidiaries (the "Company") as of September 30, 1995, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for 1994 were audited by other auditors whose opinion was dated February 5, 1995, except for Note 16 as to which the date is April 21, 1995, and included an explanatory paragraph with respect to the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 1995, and its results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses and negative cash flows from operating activities, has limited liquid resources, has negative working capital and its primary operating subsidiary was liquidated under Chapter 7 of the U.S. Bankruptcy Code. Such matters raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                           /s/  RAIMONDO, PETTIT & GLASSMAN
                           -----------------------------------------------------
Torrance, California
December 15, 1995

                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F2

                         C. WILLIAMS & ASSOCIATES, P.C.
                          Certified Public Accountants

                        50 Briar Hollow Lane, Suite 580E
                              Houston, Texas 77027
                       tel: 713-993-9099 fax: 713-626-0797
- --------------------------------------------------------------------------------
                    Report of Independent Public Accountants

Board of Directors and Stockholders
NuOasis Gaming, Inc.

We have audited the accompanying consolidated balance sheet of NUOASIS GAMING, INC. AND SUBSIDIARIES (the "Company") as of September 30, 1994, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuOasis Gaming, Inc. and Subsidiaries as of September 30, 1994, and their results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying 1994 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses and negative cash flows from operating activities since its inception, has limited liquid resources, has negative working capital and its primary operating subsidiary filed for Chapter 11 of the U.S. Bankruptcy Code. As discussed in Note 1, the bankruptcy proceeding was subsequently converted to Chapter 7. Such matters raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in
Note 1. The 1994 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                           /s/  C. WILLIAMS & ASSOCIATES, P.C.
                           -----------------------------------------------------
Houston, Texas
February 5, 1995

                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F3

NOTE:

On January 29, 1996, the Texas State Board of Public Accountancy made a determination that the firm of C. Williams & Associates, P.C. was not properly licensed to practice public accounting in Texas, retroactive back to March 2, 1995, due to the revocation of the license of one of the shareholders of C. Williams & Associates, P.C.

The firm of C. Williams & Associates, P.C. performed an audit of the Registrant's financial statements for the year ended September 30, 1994, and issued its report on that audit on February 5, 1995, which is prior to the revocation of Mr. Williams' license on March 2, 1995, and therefore is in accordance with the applicable rules and regulations of the Securities and Exchange Commission.

Article 2 of Regulation S-X provides that, after March 2, 1995, the firm of C. Williams & Associates, P.C. is not qualified to practice before the Commission. Shareholders of the Company continue to retain legal rights to sue and recover damages from C. Williams & Associates, P.C., for material misstatements or omissions, if any, in the financial statements.

Should C. Williams & Associates, P.C. dissolve under the laws of Texas, its state of incorporation, the rights of the Shareholders of the company to sue and recover damages from C. Williams & Associates, P.C. and its directors, officers and shareholders would be determined by the laws of the State of Texas governing the dissolution of Texas professional corporations.

                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F4

                                               NUOASIS GAMING, INC.
                                            Consolidated Balance Sheets
                                                   September 30,

                                                                                   1995                      1994
                                                                        ------------------------- -------------------------
ASSETS
- -------------------------
Current Assets:
Cash and cash equivalents                                                $                    866  $                162,329
Accounts receivable                                                                             -                   184,767
Other current assets                                                                       50,566                    12,145
                                                                         ------------------------- ------------------------
   Total Current Assets                                                                    51,432                   359,241

Property and equipment, net                                                                     -                 1,032,804
Other assets                                                                              277,300                   467,505
                                                                         ------------------------- ------------------------
TOTAL ASSETS                                                             $                328,732  $              1,859,550
                                                                         ========================= ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIENCY)
Current Liabilities:
 Notes payable                                                           $                      -  $                 40,383
 Accounts payable and accrued expenses                                                     69,220                   611,405
 Due to affiliates                                                                        248,500                   136,935
 Other current liabilities and accrued expenses                                           313,835                   118,000
                                                                         ------------------------- ------------------------
   Total Current Liabilities                                                              631,555                   906,723

Commitments and Contingencies (Note 11)

Stockholders' Equity (Deficiency)
 Preferred stock - par value $.01;  authorized  1,000,000 shares; 14% cumulative convertible; issued and outstanding 170,000 shares (aggregate liquidation of
  $170,000)                                                                                 1,700                     1,700
 Preferred Stock Series B - par value $2.00;  authorized,
  issued and outstanding 250,000 shares (aggregate
  liquidation of $500,000)                                                                500,000                   500,000
 Common stock - par value $.01;  authorized 30,000,000
  shares; 26,176,175 and 20,688,675 shares issued and
  outstanding, respectively                                                               261,761                   206,886
 Stockholder receivable                                                                (1,473,773)               (1,000,000)
 Additional paid-in capital                                                            12,110,177                11,850,224
 Accumulated deficit                                                                  (11,702,688)              (10,605,983)
                                                                         ------------------------  -------------------------
   Total Stockholders' Equity (Deficiency)                                               (302,823)                  952,827
                                                                         ------------------------- -------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)                                                             $                328,732 $               1,859,550

                                                                         ========================= =========================

          See accompanying notes to consolidated financial statements.

                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F5

                              NUOASIS GAMING, INC.
                      Consolidated Statements of Operations
                        For the Years Ended September 30,



                                                                         1995                     1994
                                                               ------------------------- ---------------------
Revenues:
Investment property rental income                              $                      -  $              14,968
Gaming                                                                          884,077              2,228,407
Interest and other income                                                             -                  9,324
                                                               ------------------------- ---------------------
    Totals                                                                      884,077              2,252,699
                                                               ------------------------- ---------------------
Costs and Expenses:
Gaming, prizes and revenue sharing                                              776,827              1,920,556
Investment property write downs                                                       -              3,209,900
General and administrative                                                      898,801              1,199,069
Depreciation and amortization                                                   156,376                289,225
Loss (gain) on disposal of investments                                          140,949                (10,698)
Settlement of lawsuits                                                                -                 45,005
Write-off of unearned compensation                                                    -                151,813
Interest Expense                                                                  7,829                105,285
                                                               ------------------------- ---------------------
    Totals                                                                    1,980,782              6,910,155
                                                               ------------------------- ---------------------

Loss before income taxes                                                     (1,096,705)            (4,657,456)
Provision for income taxes                                                            -                       -
                                                               ------------------------- ----------------------

Net loss                                                       $             (1,096,705) $          (4,657,456)
                                                               ========================= ======================

Net loss applicable to common stock                            $             (1,120,505) $          (4,681,256)
                                                               ========================= ======================
Net loss per common share                                      $                   (.04) $                (.24)
                                                               ------------------------- ----------------------
Weighted average common shares outstanding                                   23,785,550             19,755,113

                                                               ------------------------- ---------------------

                See accompanying notes to consolidated financial statements.

                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F6

                              NUOASIS GAMING, INC.
          Consolidated Statements of Stockholders' Equity (Deficiency)
                 For the Years Ended September 30, 1995 and 1994




                                   Preferred           Preferred Stock        Common
                                     Stock               Series B             Stock
                                ---------------    ------------------- ---------------------


                                Shares   Amount    Shares     Amount   Shares      Amount
                                ------   ------    ------     ------   --------   ----------
Balances, September 30, 1993    222,500  $2,225        -     $    -   18,711,175  $   187,111

Preferred shares converted to
   common shares                (52,500)   (525)                          52,500          525
Issuance for payment for:
  Consulting services                                                    125,000        1,250
Amortization of unearned
  compensation
Write-off of unearned
  compensation
Cancellation of shares issued
  to Century Casino
  Management, Inc.                                                      (200,000)      (2,000)
Issuance of stock to Nona
  Morelli's II, Inc. to acquire
  stock of Casino Management
  of America, Inc.                                 250,000    500,000  2,000,000       20,000
Exchange of investments with
  shareholder
  Net Loss
                                -------  ------   --------   -------- ----------      -------
Balances, September 30, 1994    170,000   1,700    250,000    500,000 20,688,675      206,886
                                -------  ------   --------   -------- ----------      -------
Issuance of stock for cash                                               887,500        8,875

Issuance of stock for consulting
 services(1)                                                           4,600,000       46,000
Change in Stockholder Receivable
Net loss
- -------------------------------- ------  ------    -------   -------- ----------    ---------
Balances, September 30, 1995    170,000  $1,700    250,000   $500,000 26,176,175     $261,761
                                -------  ------    -------   -------- ----------    ---------

(1) Includes 1,237,500 shares issued to affiliates





                              NUOASIS GAMING, INC.
          Consolidated Statements of Stockholders' Equity (Deficiency) For the Years Ended September 30, 1995 and 1994, (continued)











                                                                                 Retained
                                                  Additional                     Earnings            Total
                                  Stockholder      Paid-In          Unearned   (Accumulated      Stockholders'
                                  Receivable       Capital       Compensation    Deficit)      Equity(Deficiency)
                                -------------    -----------     ------------   -----------    ------------------
Balances, September 30, 1993    $        -       $ 7,344,356      $ (247,650)   $(5,948,527)   $   1,337,515

Preferred shares converted to
   common shares
Issuance for payment for:
  Consulting services                                 47,968                                          49,218
Amortization of unearned
  compensation                                                        46,687                          46,687
Write-off of unearned
  compensation                                                       151,813                         151,813
Cancellation of shares issued
  to Century Casino
  Management, Inc.                                   (48,000)         49,150                            (850)
Issuance of stock to Nona
  Morelli's II, Inc. to acquire
  stock of Casino Management
  of America, Inc.                                 4,505,900                                       5,025,900
Exchange of investments with
 shareholder                      (1,000,000)                                                     (1,000,000)
  Net Loss                                                                       (4,657,456)      (4,657,456)
                                  -----------     ----------        ----------- ------------      ----------
Balances, September 30, 1994      (1,000,000)     11,850,224                -   (10,605,983)         952,827
                                  -----------     ----------        ----------- ------------      ----------

Issuance of stock for cash                            26,625                                          35,500

Issuance of stock for consulting
 services (1)                                        233,328                                         279,328

Change in Stockholder Receivable    (473,773)                                                       (473,773)
Net loss                                                                         (1,096,705)      (1,096,705)
                                 ------------    ------------     ----------    ------------      -----------
Balances, September 30, 1995     $(1,473,773)    $12,110,177      $        -    (11,702,688)        (302,823)
                                 ------------    ------------     ----------    ------------      -----------

 () Includes 1,237,500 shares issued to affiliates

See accompanying notes to consolidated financial statements

                                       F7

                          NUOASIS GAMING, INC.
                      Consolidated Statements of Cash Flows
                        For the Years Ended September 30,


                                                                              1995                     1994
                                                                    --------------------- ----------------------------
Operating activities:
  Net loss                                                            $         (1,096,705) $              (4,657,456)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Effect of common shares issued for payment of services                       263,125                     49,218
      Depreciation and amortization                                                156,376                    289,225
      Write-off of unearned compensation                                                 -                    151,813
      Write-down of investments                                                          -                  3,209,900
      Loss (gain) on disposal of investments and property                          140,949                    (10,698)
   Increase (decrease) from changes in:
         Account Receivable                                                        184,767                   (184,767)
         Deposits                                                                        -                     50,000
         Other current assets                                                      (38,421)                    10,193
         Shareholder receivable                                                   (473,773)                        -
         Other assets                                                              100,205                    498,301
         Accounts payable                                                          141,113                     58,170
         Accrued expenses                                                                -                    (43,161)
         Due to affiliate                                                          111,565                         -
         Other current liabilities                                                       -                    (15,000)
         Other liabilities                                                         313,836                    136,935
                                                                      --------------------- --------------------------
          Net cash used in operating activities                                (196,963)                  (457,327)
                                                                      --------------------- --------------------------

Investing activities:
     Purchases of gaming and other property and equipment                                -                   (243,424)
                                                                      --------------------  --------------------------
      Net cash used in investing activities                                              -                   (243,424)
                                                                      --------------------- --------------------------

Financing activities:
  Payments of notes payable                                                              -                    (23,750)
  Payments of long-term debt                                                             -                    (65,453)
  Proceeds from issuances of equity securities                                       35,500                         -
                                                                      --------------------- -------------------------
            Net cash provided (used) by financing activities                         35,500                   (89,203)
                                                                      --------------------- --------------------------
Net decrease in cash and cash equivalents                                         (161,463)                  (789,954)
Cash and cash equivalents, beginning of year                                       162,329                    952,283
                                                                      --------------------- -------------------------
Cash and cash equivalents, end of year                                $                866  $                 162,329
                                                                      --------------------- -------------------------
Supplemental disclosures of cash flow data: Cash paid during the period for:
      Interest, net of capitalized interest                           $                  -  $                     772
                                                                      --------------------- -------------------------
      Income taxes                                                    $                  -                          -
                                                                      --------------------- -------------------------

                See accompanying notes to consolidated financial statements.

                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F8

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  Summary of Significant Accounting Policies and Business Activities

Description of Business

NuOasis Gaming Inc. and its subsidiaries (the "Company"), operates as a holding company for leisure and entertainment related businesses. During fiscal year 1995 and 1994, the Company had two wholly-owned subsidiaries engaged in casino gaming and investments.

The activities of the Company's subsidiaries have been primarily in the United States.

Principles of Consolidation and Management Estimates

The accompanying consolidated financial statements include the accounts of NuOasis Gaming, Inc. ("NuOasis") and its wholly-owned subsidiaries, Ba-Mak Gaming International, Inc. ("Ba-Mak"), formerly Phillips Gaming International, Inc., Casino Management of America, Inc. ("CMA"); the accounts of CMA include its wholly-owned subsidiaries, NuOasis Las Vegas, Inc. ("NuOasis Las Vegas"), and NuOasis Laughlin, Inc. ("NuOasis Laughlin"). As used herein, collectively referred to as the "Company" unless the context indicates otherwise. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Change of Control

NuOasis entered into a Stock Purchase and Business Combination Agreement (the "Stock Purchase Agreement") with Nona Morelli's II, Inc. ("Nona") and Nona's wholly-owned subsidiary, CMA, whereby NuOasis agreed to purchase all of the outstanding capital stock of CMA from Nona in exchange for NuOasis issuing to Nona a) 2,000,000 shares of common stock; b) 250,000 shares of Series B Convertible Preferred Stock; c) 6,000,000 New Class D common stock purchase warrants; and d) an option to purchase up to an additional 6,160,000 shares of common stock. The Closing occurred on March 30, 1994, the "Closing Date", pursuant to which CMA became a wholly-owned subsidiary of NuOasis. Based upon an opinion of the Company's former legal counsel the Company consummated the Stock Purchase Agreement and legally issued convertible securities, options and warrants when there were insufficient authorized shares to provide for conversion of the convertible securities, and exercise of the options and warrants, due to an undertaking by the former directors of the Company to enact the necessary corporate action to provide the Company with sufficient authorized shares to satisfy all outstanding rights for unissued shares. The acquisition has been accounted for as a purchase where Nona is the acquiror of NuOasis and NuOasis is the acquiror of CMA.


                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F9

                              NUOASIS GAMING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

As a result of the Stock Purchase Agreement, a change in voting control of NuOasis occurred (each share of Series B Preferred votes 78 votes) and NuOasis may become a majority-owned subsidiary of Nona if Nona exercises the options and warrants granted to it in the Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement the directors of NuOasis effected the corporate name change to "NuOasis Gaming, Inc." on September 23, 1994.

A dispute with the prior management of the Company, principally Douglas J. Phillips, relating to certain misrepresentations in and omissions from the Stock Purchase Agreement and the release of shares of the Company beneficially owned by Douglas J. Phillips and others which were to be held in escrow for the satisfaction of certain creditor claims against the Company pursuant to a Standstill Agreement executed simultaneously with the Stock Purchase Agreement has been resolved with a Settlement Agreement dated September 13, 1994. Under the Settlement Agreement Phillips was granted warrants to purchase 1,325,193 shares at $.21875 per share for the period from September 13, 1994 to September 13, 1996. As of the date of these financial statements no warrants had been exercised.

Bankruptcy Filing of Ba-Mak Gaming International, Inc.

In September 1992, prior management redirected the Company's focus to the legalized gaming industry. Ba- Mak was incorporated in Louisiana on December 15, 1992 to conduct the Company's gaming operations including gaming machine route operations and sales of gaming equipment, in Louisiana and other states in which it may become licensed.

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

On April 20, 1995, upon motion from the United States Trustee, an order converting the case to Chapter 7 was issued and a Chapter 7 Trustee was appointed . The trustee took possession of Ba-Mak's assets and liquidated such assets for the benefit of Ba-Mak's bankruptcy estate. As such, all gaming operations at Ba- Mak ceased and accordingly, has been accounted for as a disposition of an investment which resulted in (a) the write off of $1,056,978 and $1,415,050 of total assets and liabilities, respectively; and (b) a net loss on

                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F10

                              NUOASIS GAMING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

disposal of investment in the amount of approximately $140,949. Current year gaming revenues include approximately $884,000 in Ba-Mak revenues which will not be recurring in future years.

Going Concern

The Company has experienced recurring net losses, has limited liquid resources, negative working capital and its primary operating subsidiary was liquidated during the current year. Management's intent is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Company will keep operating with minimal overhead and key administrative functions will be provided by Nona. The Company has received financial support from Nona of approximately $177,000 during fiscal 1995. It is estimated that Nona will have to contribute approximately $275,000 for future financial support for the Company to exist for the next fiscal year. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company would continue as a going concern.

Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of three months or less when acquired.

Property and Equipment

Property and equipment is carried at cost, net of write-downs and write-offs resulting from permanent impairments. Depreciation is provided over estimated useful lives using the straight-line method for all property and equipment placed in service. Estimated useful lives, limited as to leasehold improvements by the term of the lease, range as follows:

         Gaming and office equipment, furniture
           and fixtures and leasehold improvements ..............5-7 years
         Automotive equipment .....................................3 years

Repairs and maintenance are charged to expense as incurred and expenditures for improvements are capitalized.

Depreciation expense, including amortization of assets under capital lease arrangements, charged to operations was $156,376 and $289,225 for the years ended September 30, 1995 and 1994, respectively.

Loss per Common Share

Loss per common share is computed based on the net loss for each period, as adjusted for dividends required on preferred stock ($23,800 in 1995 and $23,800 in 1994) and the weighted average number of common shares outstanding. Common stock equivalents were not considered in the loss per share calculations as the effect would have been anti-dilutive.


                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F11

                              NUOASIS GAMING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

Income Taxes

The Company accounts for income taxes using the liability method. Income taxes are provided on all revenue and expense items, regardless of the period in which such items are recognized for tax purposes, except for those items representing a permanent difference between pre-tax accounting income and taxable income. A valuation allowance is recorded when it is more likely than not that benefits resulting from deferred tax assets will not be realized.

Revenue Recognition

Gaming revenues were recognized based upon the gross funds deposited in the gaming machines. Net revenues were referred to in the industry as "Net Win", the difference between gross funds deposited into the gaming machines and payments to customers. Operating expenses were paid from the "Net Win".

Issuance of Stock for Services

Shares of the Company's common stock issued for services are recorded in accordance with APB16 at the fair market value of the stock issued or the fair market of the services provided, whichever value is the more clearly evident. The values of the services are typically stipulated by contract.

Reclassification of Prior Year Amounts

To enhance comparability, the fiscal 1994 consolidated financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in fiscal 1995.

Note 2.  Investment in Subsidiaries

Casino Management of America, Inc.

In March 1994, the Company acquired all the shares of common stock of CMA. In connection with the audit of the Company's financial statements for the fiscal year ended September 30, 1994, in order to reflect the historical cost or net realizable value with respect to impairment, the value of certain prepaid expenses, deposits and investments of CMA were revalued to their "net realizable" value at September 30, 1994 resulting in a total write-down of investments of $3,209,900 during the period from March 30, 1994 (acquisition date) to September 30, 1994. The Gold Creek Deposit of $215,000 was written down from $215,000 to $180,000 due to uncertainties of collection in litigation; subsequently, in October 1994, $187,000 was received pursuant to a settlement of the litigation. The Horseshoe Casino/Black Hawk/Eagle Option (the "Option") originally recorded at $585,000 was fully expensed due to uncertainties in obtaining the necessary state regulatory approval to permit exercise of the Option. The state regulatory approval was never obtained and the Option expired unexercised in December, 1994. The MDM General Partner interest originally recorded at $39,900 was liquidated for $39,900 cash upon dissolution of MDM. The Bachik/Star Casino investment originally recorded at $400,000 was fully expensed due to uncertainties of collection from pending litigation to recover the investment. The Mississippi Rose investment originally recorded at $150,000 was fully expensed given the failure of the principals of Mississippi Rose to acknowledge the

                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F12

                              NUOASIS GAMING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

equity interest, the assertion of the principals that the equity interest had been forfeited, the need for litigation to pursue the investment and the uncertain recoverability of the investment. The prepaid media and advertising originally recorded at $2,500,000 was written down to $500,000 by expensing
$2,000,000 given the uncertainty of utilizing all of the media prior to expiration and the uncertainty of the Placement Agent's ability to fulfill all of such media obligations to CMA. On March 30, 1994, CMA assigned the Impact Debentures in the book value amount of $1,000,000 to Nona, and, accordingly CMA recorded a receivable due from Nona in the amount of $1,000,000.

NuOasis Las Vegas, Inc.

On June 28, 1994, Nona transferred all the shares of NuOasis Las Vegas, Inc. to CMA.

NuOasis Laughlin, Inc.

On June 28, 1994, Nona transferred all the shares of NuOasis Las Vegas, Inc. to CMA.

Note 3. Accounts  Receivable and  Investments  of Casino  Management of
        America, Inc.

At the date of its acquisition by the Company on March 30, 1994, CMA had receivables due from, investment in, and/or the option to purchase an equity interest in, several gaming ventures which were subsequently written down at September 30, 1995 and 1994 as follows:


                                                                                                      Net Book
                                                                                                     Value as of
                                                                          Write-Downs               September 30,
                                                      Original               as of           ---------------------------
                                                        Basis         September 30, 1994         1995         1994
                                                 -----------------  ----------------------   ------------- -------------

     Gold Creek                                  $         215,000  $              (35,000)  $           - $     180,000
     Black Hawk/Eagle Option                               585,000                (585,000)              -             -
     MDM Gaming General Partner Interest                    39,900                 (39,900)              -             -
     Bachik/Star Casino                                    400,000                (400,000)              -             -
     Mississippi Rose                                      150,000                (150,000)              -             -
                                                 ------------------ -----------------------  ------------- -------------
                                                 $       1,389,900  $           (1,209,900)  $           - $     180,000
                                                 ================== =======================  ============= =============


Gold Creek/Star Casino/Mississippi Rose Ventures

In October 1994, CMA received $150,000 of the principal plus $37,000 in accrued interest on the amount due from Gold Creek Associates, Ltd. pursuant to settlement in which Gold Creek Associates, Ltd. was released.

CMA will continue to exert collection efforts on the Star Casino fully reserved balance due from the Star Casino Principals, however, there is no assurance that any of the balance will ever be collected.


                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F13

                              NUOASIS GAMING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

Option in Eagle Gaming, L.P., Black Hawk, Colorado

In April 1993, CMA's predecessor, Nona, participated in the formation of and invested, as a limited partner, in MDM Gaming Partners, L.P., a Colorado limited partnership ("MDM Gaming") and subscribed for Units in MDM Gaming representing a net investment of $1,143,500. Nona subsequently acquired additional Units increasing its cash investment in MDM Gaming to $1,353,500. MDM Gaming lent funds to the owner of the partially completed Horseshoe Casino in Black Hawk, Colorado. The loan contained equity conversion features pursuant to which MDM Gaming, subject to certain restrictions, could have converted its loan into equity in a new partnership to be formed to own and operate the Horseshoe Casino.

On December 20, 1993 an agreement between MDM Gaming, the owner of the Horseshoe Casino and a limited partnership which owned the Glory Hole Casino, was finalized whereby MDM Gaming's loan was repaid and a new limited partnership, Eagle Gaming L.P. ("Eagle Gaming") was formed to own and operate both the Horseshoe Casino and the Glory Hole Casino. Under the new agreement, MDM Gaming's loan was repaid. To replace the equity conversion feature in the loan, MDM Gaming and CMA jointly received options ("Eagle Options") to purchase equity in Eagle Gaming. MDM Gaming dissolved in early 1994 and distributed the Eagle Options held by MDM Gaming to CMA. Under the Partnership Agreement, CMA, as the general partner of MDM Gaming, was entitled to receive 6.5 Units in the Partnership for services rendered and research and development costs incurred. The Eagle Option was recorded at $585,000 representing 6.5 Units valued at $90,000 per Unit, the same price at which Units had been sold for cash. Following the liquidation of MDM Gaming, the Eagle Options were held solely by CMA as an asset of CMA.

The Eagle Option was an asset of CMA when CMA became a subsidiary of NuOasis Gaming, Inc. CMA continued to hold the Eagle Option until the Option expired on December 19, 1994.

The exercise price of the Eagle Options was approximately $1,050,000. The Eagle Options expired unexercised on December 19, 1994 and the book value of the Eagle Option in the amount of $585,000 was fully reserved during fiscal 1994.

Note 4.  Concentration of Credit Risk

The Company maintains cash balances with banks that at times are in excess of Federal insurance coverage limitations and is thereby exposed to credit risk. At September 30, 1995 and 1994, such excess was approximately $0 and $36,933, respectively.

Note 5.  Other Assets

In September 1993, CMA issued 7,500,000 shares of its common stock to Nona to acquire (1) Nona's interest in several gaming ventures, (2) certain investment securities and (3) certain prepaid advertising consisting of print and broadcast time. The print and broadcast advertising was acquired by Nona for anticipated use in connection with two Nevada and Nevada American Indian gaming projects. CMA reached an impasse in its negotiations with respect to the two gaming projects and, at September 30, 1994, concluded that it would be unable to utilize all of the prepaid advertising before such began to expire.

                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F14

                              NUOASIS GAMING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

During Fiscal 1995, rather than allow the prepaid advertising to begin to expire, the Company elected to use such advertising to acquire other assets not subject to expiration. The Company began liquidating its investment in the prepaid print and broadcast advertising through corporate barter transactions. The Company transferred $114,000 of the print and broadcast time to an unrelated third party in exchange for three Hyster shrink wrap machines valued at $40,000 each. Two of the three machines were transferred to related parties in satisfaction of debts to such parties. An additional $40,000 of the print and broadcast time was transferred to New World Capital, Inc., an affiliated company, for corporate barter exchange credits of $40,000, which are being used to pay monthly general and administrative expenses, and to extinguish certain obligations of the Company. The $2,000,000 of the prepaid advertising that was previously written off was exchanged for fine art in January, 1995. The fine art was recorded in the amount of $0, which was the Company's book value basis in the portion of prepaid media exchanged for the fine art.

Note 6.  Property And Equipment


                                                        September 30,
                                                 1995                    1994
                                        ----------------------  -----------------------

  Gaming equipment                      $                    -  $             1,007,466
  Other equipment                                            -                   95,189
  Furniture and fixtures                                     -                  167,788
  Leasehold improvements                                     -                   12,796
  Automotive equipment                                       -                   30,169
                                        ----------------------  -----------------------
                                                             -                1,313,408
  Less accumulated depreciation                              -                  280,604
                                        ----------------------  -----------------------
     Totals                             $                    -  $             1,032,804
                                        ======================  =======================

All equipment was disposed of as a result of the liquidation of Ba-Mak
 (see Note 1).

Note 7.  Accounts Payable

At September 30, 1994 accounts payable included $550,419 owed to the supplier of Ba-Mak's electronic video bingo gaming machines. Accrued expenses at September 30, 1994 includes $104,513 of interest accrued on this liability. The above balances have been shown as a current liability in the accompanying 1994 consolidated balance sheet and were settled in 1995 as a result of Ba-Mak's liquidation (see Note 1).


                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F15

                              NUOASIS GAMING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

Note 8.  Stockholders' Equity

Common Shares Reserved for Issuance

At September 30, 1995 and 1994, shares of common stock were reserved for the exercise and conversion of the following:



                                                                        Outstanding on
                                                                        September 30,
                                                                   1995                    1994
                                                         -------------------------  ------------------

14% Preferred Stock issued and outstanding                                 170,000             170,000
Series B Preferred Stock issued to Nona                                 19,500,000          19,500,000

Redeemable common stock purchase warrants:
  New Class A (exercisable at $.50 per share)                            1,530,000           1,530,000
  New Class B (exercisable at $.75 per share)                            3,080,000           3,080,000
  New Class C (exercisable at $1.00 per share)                           1,510,000           1,510,000
  New Class D                                                           12,000,000          12,000,000
1993 incentive and non-qualified stock
  options - available for grant                                          1,200,000           1,200,000
Phillips Warrants                                                        1,325,193           1,325,193

Other incentive stock options:
  Outstanding                                                               50,000              50,000
  Available for grant                                                      450,000             450,000

Other stock options:
  Outstanding                                                            6,275,000             400,000
  Available for grant                                                            -             430,000
                                                         -------------------------  ------------------
        Total                                                           47,090,193          41,645,193
                                                         =========================  ==================


The 47,090,193 shares reserved for issuance exceeds the available number of unissued shares authorized for issuance in the Company's Certificate of Incorporation. The Company's Board of Directors has approved a proposal to amend the Company's Certificate of Incorporation to increase the number of common shares the Company is authorized to issue to 100 million. A total of 30,000,000 shares of common stock are currently authorized for issuance by the Company. The proceeds from the sale of the New Class A, New Class B and New Class C warrants were reflected in the cash flow statement for the fiscal year ended September 30, 1993. However, since none of the warrants have been exercised, no shares have been issued or reflected in the Stockholder's Equity section of the balance sheet.


                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F16

                              NUOASIS GAMING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

Preferred Stock

During 1989, stockholders authorized the issuance of up to 1,000,000 shares of the preferred stock with a par value of $.01 per share.

During 1989, the Company sold 750,000 shares of preferred stock designated as 14% cumulative convertible preferred stock (the "14% Preferred Stock"). The 14% Preferred Stock is redeemable, in whole or in part, at the option of the Company at a redemption price of $100 per share plus any unpaid dividends thereon to the redemption date. The 14% Preferred Stock has a liquidation value of $1.00 per share, ranks, as to dividends and liquidation, prior to the common stock and is convertible at the option of the holder upon 30 days notice into one share of common stock subject to adjustments in certain events. Each share is entitled to one vote and an annual dividend of $.14 per share. Dividends are cumulative and payable quarterly. Dividends on common stock may not be paid unless provision has been made for payment of preferred dividends.

During 1994, the Company issued 52,500 of common stock upon conversion of shares of preferred stock. None were converted during fiscal 1995.

No dividends were paid in 1995 and 1994. Dividends in arrears aggregated $116,575, and $92,775 at September 30, 1995 and 1994, respectively.

Pursuant to the Stock Purchase Agreement with Nona and CMA, the Company issued 250,000 shares of Series B Preferred Stock to Nona. The Series B Preferred Stock has no redemption rights and is not entitled to any dividends. It has a liquidation value of $2 per share in preference to any payment on common stock, subject only to rights of the holders of the 14% Preferred Stock. Each share is entitled to seventy-eight (78) votes and shall be convertible into seventy-eight
(78) fully paid and nonassessable shares of common stock.

The 14% Cumulative Convertible $.01 par value Preferred Stock ("14% Preferred Stock") issued by the Company shall pay an annual dividend of $.14 or fourteen percent (14%) paid quarterly in arrears on March 31, June 30, September 30 and December 31, to the extent permitted by the General Corporation Law of the State of Delaware.

Dividends are cumulative; i.e., unpaid dividends, whether or not earned, accrue beyond the designated payment date. Dividends may be declared and paid upon Common Stock in any fiscal year of the Company only if all accrued dividends upon all shares of 14% Preferred Stock have been paid. The 14% Preferred Stock shall have a liquidation preference of the original purchase price ($1.00 per share) plus unpaid dividends on each share of Preferred Stock. The balance of proceeds of a liquidation, if any, are to be paid to the Common Stock holders of the Company. A merger or reorganization or other transaction in which control is transferred will be treated similar to a liquidation.

The 14% Preferred Stock is redeemable by the Company upon thirty days notice by the Company's Board of Directors at a redemption price of $1.00 per share plus an amount equal to all unpaid dividends thereon to the redemption date.


                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F17

                              NUOASIS GAMING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

Subject to anti-dilution adjustments, each share of 14% Preferred Stock is convertible at any time into one share of the Company's Common Stock. Each share of the 14% Preferred Stock votes on a 1:1 converted-to- Common Stock basis, and the holders of 14% Preferred Stock and the holders of Common Stock shall vote together as one class on all matters submitted to a vote of the Company's stockholders. The conversion ratio of the 14% Preferred Stock to Common Stock will be proportionally adjusted in the event of dilution, i.e. proportional adjustments for stock splits and stock dividends will be made.

Initially Issued Warrants and Underwriter's Options

As a result of the sale of units of common stock and warrants through an initial public offering in 1988, the Company had initially issued warrants as follows:
600,150 Class A redeemable common stock purchase warrants (the "Class A Warrants"), each of which was initially exercisable for the purchase of one share at $2.00 per share through April 6, 1990; 600,150 Class B redeemable common stock purchase warrants (The "Class B Warrants"), each of which was initially exercisable for the purchase of one share at $3.00 per share through April 6, 1990; and 300,075 Class C redeemable common stock purchase warrants (the "Class C Warrants"), each of which was initially exercisable for the purchase of one share at $4.00 per share through April 6, 1991. All of the warrants were subject to redemption at the option of the Company at $.001 per warrant subject to proper notice.

On March 23, 1990, the Company extended the exercise date of the Class A Warrants and the Class B Warrants to December 31, 1990. On July 23, 1990, the Company reduced the per share exercise price of the Class A Warrants, the Class B Warrants and the Class C Warrants to $1.25, $1.75 and $2.50, respectively. On August 1, 1990, the Company notified holders that it would redeem all unexercised Class A Warrants on August 31, 1990. During 1990, all of the Class A Warrants were exercised or expired. On October 1, 1990, the Company notified holders that it would redeem all unexercised Class B Warrants on November 15, 1990. During 1991, the Company received $108,885 upon the exercise of 62,220 Class B Warrants at $1.75 per share and paid $487 to redeem 486,976 Class B Warrants. The remaining 50,954 Class B Warrants expired. During 1991, the Company also received $424,447 upon the exercise of 169,779 Class C Warrants at $2.50 per share. The remaining 130,296 Class C Warrants expired.

In connection with the initial public offering, the Company also sold the underwriter options to purchase 30,008 units at whereby the underwriter could acquire upon exercise at $1.20 per unit, 30,008 shares of the Company's common stock, 60,015 Class A Warrants, 60,015 Class B Warrants and 30,008 Class C Warrants. The units subject to the underwriter's options, and any warrants obtained upon exercise of units subject to such options, were exercisable at any time through April 6, 1993. During 1991, the Company received $73,500 and issued 60,000 shares of common stock upon the exercise of underwriter's options to purchase 30,000 units at $1.20 per unit and 30,000 Class A Warrants at $1.25 per share that were issued upon exercise of underwriter's options The remaining underwriter options expired in 1993.

Private Sale of Common Stock and New Warrants

During June 1993, the Company undertook a private placement of 25 units for an aggregate sales price of $250,000 ("Private Placement I"), with each unit consisting of 40,000 shares of common stock, 40,000 New Class A redeemable common stock purchase warrants ("New Class A Warrants") and 40,000 New Class B

                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F18

                              NUOASIS GAMING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

redeemable common stock purchase warrants ("New Class B Warrants"). Each New Class A Warrant entitles the holder to purchase one share of common stock at the price of $.50 per share for the period from August 1, 1993 to the effective date of a registration statement registering the common stock and the common stock underlying the warrants offered and issuable under the related private placement memorandum. Each New Class B Warrant entitles the holder to purchase one share of common stock at the price of $.75 per share for the period from August 1, 1993 to the effective date of a registration statement registering the common stock and the common stock underlying the warrants offered and issuable under the related private placement memorandum.

During July 1993, the Company undertook a private placement of an additional 25 units for an aggregate sales price of $250,000 ("Private Placement II"), with each unit consisting of 40,000 shares of common stock, 40,000 New Class A
Warrants and 40,000 New Class B Warrants. During August 1993, the Company undertook a private place of an additional 20 units for an aggregate sales price of $200,000 ("Private Placement III"), with each unit consisting of 40,000 shares of common stock, 40,000 New Class A Warrants and 40,000 New Class B Warrants.

In connection with Private Placements I, II and III, the Company received proceeds of $559,000 (net of sales agent and other direct costs which aggregated $141,000) from the sale of 70 units and issued 2,800,000 shares of common stock, 2,800,000 New Class A Warrants and 2,800,000 New Class B Warrants during fiscal 1993.

In September 1993, in an effort to encourage early exercise, the Company offered one New Class C redeemable common stock purchase warrant ("New Class C Warrant") for each New Class A Warrant exercised on or before September 30, 1993. In connection with that offer 1,550,000 New Class A Warrants were exercised resulting in the issuance of an additional 1,550,000 shares of common stock for $775,000 and 1,550,000 New Class C Warrants. Each New Class C Warrant entitles the holder to purchase one share of common stock at the price of $1.00 per share.

The Company received $50,000, $300,000 and $1,090,000 from other private sales of 300,000, 1,371,500 and 1,090,000 shares of restricted common stock during 1993, 1992 and 1991, respectively. The 1993 private sales included 100,000 New Class A Warrants and 100,000 New Class B Warrants. No amounts were recorded on the balance sheet for the issuance or valuation of the warrants as all proceeds were recorded in common stock and additional paid-in-capital accounts. All New Class A, B and C Warrants are exercisable up to one year after the effective date of the registration of the underlying stock.

1993 Incentive and Non-qualified Stock Option Plans

Under stock option plans adopted on January 22, 1993, the Company's Board of Directors may grant "incentive stock options" and "non-qualified stock options" whereby option holders may purchase up to 1,200,000 shares of common stock prior to the termination of the plan on January 22, 2003. Incentive stock options may only be granted to officers and other employees; non-qualified stock options may be granted to employees, advisors, consultants and members of the Board of Directors of the Company. Incentive stock options may not be granted at a price less than 100% of fair market value as of the date of grant to officers and employees who own less than 10% of the Company's common stock and 110% of fair market value to

                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F19

                              NUOASIS GAMING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

those officers and employees who own more than 10%. Non-qualified stock options may be granted at a price to be determined by the compensation committee of the Board of Directors on the date such non-qualified stock options are granted. Options are exercisable from the date of grant and expire no later than ten years from the date of grant or such earlier date as determined by the compensation committee at the date of grant. However, the term of an incentive stock option granted to an officer or other employee who at the time of grant owns at least 10% of the Company's common stock, shall not exceed five years. No options have been granted under the 1993 incentive and non-qualified stock options plans.

Other Incentive Stock Options

Under a stock option plan adopted on July 30, 1989, the Company's prior Board of Directors authorized the granting of "incentive stock options" whereby employees may purchase up to 500,000 shares of common stock prior to the termination of the plan on July 30, 1999. Options may not be granted at a price less than 100% of fair market value as of the date of grant to officers and employees who own less than 10% of the Company's common stock and 110% of fair market value to those officers and employees who won more than 10%. Options are exercisable from the date of grant, and expire no later than five years from the date of grant. No options were issued, cancelled or exercised during the fiscal year 1995. Prior to fiscal year 1995, 50,000 options were issued of which 50,000 are outstanding.

In September 1994, the Company entered into a Settlement  Agreement with Douglas
J. Phillips whereby shares held by Phillips were sold for the benefit of the Company to pay creditor claims due to Phillips' prior misrepresentations of the cash account of the Company at March 30, 1994. Under the Settlement Agreement Phillips placed 1,325,193 shares of the Company's common stock in the name of the Phillips Family Investment Limited Partnership into escrow with a third party trustee for liquidation with payment of the net proceeds to the Company for application towards certain debts including payables to trade creditors. Under the agreement Phillips provided an opinion of counsel that the Phillips Family Investment Limited Partnership was not an affiliate of the Company and had not been an affiliate for 90 days prior to September 13, 1994, that the shares had been held for more than 3 years and that the shares were eligible for legend removal under Rule 144(k). Phillips received a grant of non-transferable Warrants to purchase 1,325,193 shares of the Company's common stock at an exercise price of $.21875 per share expiring September 13, 1996. Phillips also agreed to restrict the sale of the remainder of his holdings, or 1,325,193 shares, to 2,000 shares per business day. No options were exercised, issued or canceled during fiscal 1995.

Other Non-qualified Stock Options

Under a stock option plan adopted on July 30, 1989 (the "1989 Plan"), the Company's prior Board of Directors could grant "non-qualified stock options" whereby employees may purchase up to 500,000 shares of common stock prior to the termination of the plan on July 30 1999. Options had to be granted at no less than 85% of fair market value as of the date of grant. Options are exercisable from the date of grant and expire no later than five years from the date of grant. No options were issued, cancelled or exercised during the fiscal year 1995. Prior to fiscal year 1995 200,000 options were issued of which 200,000 are outstanding.


                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F20

                              NUOASIS GAMING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

Under a stock option plan adopted on February 1, 1991 (the "1991 Plan"), the Company's Board of Directors may grant "non-qualified stock options" whereby employees may purchase up to 600,000 shares of common stock prior to the termination of the plan on February 1, 2001. Options must be granted at no less than 85% of fair market value as of the date of grant. Options are exercisable from the date of grant and expire no later than five years from the date of grant. No options were issued, cancelled or exercised during the fiscal year 1995. Prior to fiscal year 1995, 150,000 options were issued of which 150,000 are outstanding.

Other Stock Options

On May 15, 1992, the Company granted stock options for the purchase of 100,000 shares of common stock to Gary L. Blum, a former director, that were exercisable at any time through May 15, 1995 at a price of $.125 per share (100% of the fair market value per share at the date of grant). These options were exercised on February 16, 1994. As full consideration for the exercise price, Mr. Blum forgave $12,500 owed to him by the Company.

A summary of all option transactions for the years ended September 30, 1994 and 1995 is as follows:



                                                       1995                1994
                                                ------------------- -------------------
Outstanding at beginning of year                            400,000             500,000

    Granted (Note 9)                                      5,975,000                   -

    Exercised                                                     -                   -

    Cancelled                                             (100,000)                   -

    Issued                                                       -            (100,000)
                                                -------------------  ------------------
Outstanding at end of year                               6,275,000             400,000
                                                =================== ==================
Range of option exercise prices granted                 $.10 - $.80         $.29 - $.34


Securities Issued to Nona

The 250,000 shares of Series B Preferred issued to Nona are convertible at the rate of seventy-eight (78) shares of common stock for each share of Series B Preferred, or a total of 19,500,000 shares of common stock if all of the shares of Series B are converted. Each New Class D Warrant is exercisable at $1.00 per share and will entitle the holder to receive upon exercise two (2) shares of common stock, or a total of 12,000,000 shares if all of the New Class D Warrants are exercised. The option for the purchase of up to 6,160,000 shares of common stock is nontransferable and exercisable at $.01 per share. The total number of shares that can be purchased upon exercise of the option is equal to the number of shares of common stock subject to New Class A, New Class B and New Class C warrants outstanding at the Closing Date that eventually expire unexercised.


                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F21

                              NUOASIS GAMING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

Stockholders Receivable

This balance relates to balances receivable from Nona in connection with the acquisition of CMA and have been re-classed to equity because the amounts were not recovered shortly after year end. The Company is dependent upon Nona for continued financial support (Note 1) and has assessed the repayment of the $1,473,773 receivable due from Nona is at the discretion of Nona and the Company. Nona has historically and currently provides financial support to the Company and the Company believes that Nona has the financial ability and intent to repay the receivable or offset the receivable against any amounts due to Nona.

Common Stock Issued After Year End

Subsequent to year end, 3,000,000 shares were issued in consideration for $200,000 received before year end and included in other current liabilities and accrued expenses as of September 30, 1995.

Note 9.  Other Related Party Transactions

Effective April 1, 1994, the Company entered into a Consulting Agreement with John D. Desbrow for the engagement of Mr. Desbrow to perform legal services and to hold the office of Secretary, on behalf of the Company, for period from April 1, 1994 to March 31, 1995. Between April 1, 1994 and March 31, 1995, no sums were paid by the Company to Mr. Desbrow but he did bill and eventually received from the sale of shares issued in fiscal 1995 $18,000 or $3,000 per month for services rendered as Secretary and $4,000 or 1,000 per month for services rendered as a Director. Effective April 1, 1995, the Company and Mr. Desbrow renewed the Consulting Agreement through March 31, 1996. Under the renewed Consulting Agreement the Company contracted to pay Mr. Desbrow $50,000 for the renewal term payable in the company's common stock, issuable in monthly increments in arrears. 1,050,000 shares were registered for issuance on Forms S-8 filed with the Securities and Exchange Commission during the 1995 fiscal year for sums earned during fiscal years 1994 and 1995. Under the terms of the Consulting Agreement, Mr. Desbrow invoices the Company and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under Section 16(b) Mr. Desbrow and the Company have agreed the price paid for the shares is deemed to be $50,000. As of September 30, 1995, Mr. Desbrow held 600,000 shares which is to be utilized for current and future services incurred. The Company expensed $43,000, and $18,000 during fiscal 1995 and 1994, respectively, and had $26,885 and $18,000 due to Mr. Desbrow as of September 30, 1995 and 1994, respectively.

In August 1995, the Company entered into an Employment Agreement with Fred G. Luke, the Company's Chairman and President. The terms of the Employment Agreement call for Mr. Luke to receive approximately $4,500 per month, retroactive to April 1, 1994, for five (5) years as a base salary; granted him an option to purchase 3,000,000 shares of the Company's common stock at an exercise price of $.12 per share; provides him with an annual bonus based upon a number of factors related to the Company's growth and performance; and requires the Company to purchase life insurance coverage, reimbursement for vehicle expenses, and provide other fringe benefits. Mr. Luke has been serving as the Company's Chairman and President since approximately March 31, 1994. Between March 31, 1994 and September 30, 1994, Mr. Luke received no cash payments for his services. In August 1995, the Company agreed to retroactively compensate Mr. Luke for past services in the amount of $27,000 or $4,500 per month for the period April

                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F22

                              NUOASIS GAMING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

1, 1994 to September 30, 1994 and $54,000 or $4,500 per month for the period October 1, 1994 to September 30, 1995. No bonuses have been accrued, paid or are owed as of the date of this Report. The Registrant expensed $86,000, and $0 during fiscal 1995 and 1994, respectively, and had $86,000 and $0 due to Mr. Luke as of September 30, 1995 and 1994, respectively.

In October 1994, the Company entered into a Consulting Agreement with Mr. O'Neal, pursuant to which Mr. O'Neal was to perform accounting services, to hold the office of Chief Financial Officer and to sit on the Company's Board of Directors for fiscal year ended September 30, 1995. Pursuant to the Consulting Agreement the Company agreed to pay Mr. O'Neal $36,000, payable in the Company's common stock and issuable monthly in arrears. The Company also granted Mr. O'Neal an option to purchase 100,000 shares of the Company's common stock at an exercise price of $.30 per share. During fiscal 1995, the Company issued 37,500 shares to Mr. O'Neal. Cash payments of $9,550 were made to Mr. O'Neal by the Company, or its controlled subsidiaries during the year ended September 30, 1995. No cash payments were made by the Company to Mr. O'Neal for the fiscal year ended September 30, 1994. The Company expensed $33,000, and $0 during fiscal 1995 and 1994, respectively, and had no amounts outstanding as of September 30, 1995 and 1994. Mr. O'Neal resigned as Chief Financial Officer and as a Director on July 15, 1995.

In July 1995, the Company entered into a consulting agreement with Mr. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement the Company agreed to pay Mr. Dong $1,666 per month in cash or in the Company's common stock payable monthly in arrears and granted him an option to purchase 275,000 shares of the Company's common stock at an exercise price of $.12 per share. Cash payments of $5,000 were made to Mr. Dong by the Company during fiscal 1995. The Company expensed $5,000 during fiscal 1995 and had no amounts due as of September 30, 1995.

Consultants in Management Capacity

The Luke Family Trust and Lawver Corp. owns 93% and 7%, respectively, of NuVen Advisors. Fred G. Luke, as trustee of the Luke Trust, controls the Luke Trust and Mr. Lawver is the majority shareholder of Lawver Corp. and thereby controls Lawver Corp.

Effective April 1, 1994, the Company entered into an Advisory and Management Agreement with NuVen Advisors for the engagement of NuVen Advisors to perform professional services for calendar year 1995. Pursuant to such Agreement, the Company agreed to pay NuVen Advisors $180,000 annually, payable monthly in $15,000 increments in arrears, and granted NuVen Advisors an option to purchase 2,000,000 shares of the Company's common stock exercisable at a price of $.10 per share. The Company expensed $180,000, and $0, during fiscal 1995 and 1994, respectively, and had $15,500 and $0 due to NuVen Advisors as of September 30, 1995 and 1994, respectively.

Effective April 1, 1994, CMA entered into an Advisory and Management Agreement with NuVen Advisors for the engagement of NuVen Advisors to perform professional services for calendar year 1995. Pursuant to such Agreement CMA agreed to pay NuVen Advisors $120,000 annually, payable monthly in $10,000 increments in arrears, and granted NuVen Advisors an option to purchase up to five percent (5%) of CMA's common stock outstanding at the time of exercise, exercisable at a price per share equal to one hundred ten

                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F23

                              NUOASIS GAMING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

percent (110%) of the book value of such shares. CMA expensed $120,000 and $0, during fiscal 1995 and 1994, respectively, and had $120,000 and $0 due to NuVen Advisors as of September 30, 1995 and 1994, respectively.

In September 1994 NuOasis entered into a Settlement Agreement with Douglas J. Phillips whereby shares held by Phillips were sold for the benefit of NuOasis to pay creditor claims due to Phillips' prior misrepresentations of the cash account of NuOasis at March 30, 1994.

Note 10.  Federal Income Taxes

The Company and its subsidiaries, CMA, NuOasis Laughlin and NuOasis Las Vegas file consolidated federal and state tax returns. Because of its losses the Company incurred no tax liability for the years ending September 30, 1995 and 1994.

The Company has recorded deferred tax assets and liabilities arising from temporary differences as follows:



                                                            September 30
                                                     1995                   1994
                                            ---------------------- ----------------------
Deferred Tax Assets:
  Net Operating Loss Carryforward           $           2,668,520  $           2,311,000
  Other                                                    -                      25,000
  Valuation Allowance                                  (2,668,520)            (2,334,000)
                                            ---------------------- ----------------------
                                                                0                  2,000
                                            ---------------------- ---------------------
Deferred Tax Liability:
  Other                                                                           (2,000)
                                            ---------------------- ----------------------
Net Deferred Tax Asset (Liability)          $                   0  $                   0
                                            ---------------------- ---------------------

The deferred taxes result from temporary differences relating to the difference in the basis of assets and liabilities for financial and tax reporting purposes. The temporary difference relates mainly to the difference in basis of and recognition of net operating loss carryforward benefit.

A deferred tax valuation allowance is used to offset most of the deferred tax asset since it is more likely than not that the Company will not realize the tax benefits of its net operating loss carryforward of approximately $6,900,000 and $6,800,000 as of September 30, 1995 and 1994. This net operating loss expires in various years through 2009. If Nona converts the Series B Preferred shares into shares of common stock, there would be a greater than 50% change in the ownership of the Company's common stock and IRS Section 382 would place certain restrictions on the amount of the net operating loss that could be utilized in future years.


                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F24

                              NUOASIS GAMING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

Note 11.  Commitments and Contingencies

Operating Leases

In April 1993,  Ba-Mak  entered into a  noncancellable  lease  agreement for its office and warehouse in Louisiana. The lease expires on May 31, 1996 and provides for monthly rent payments starting at $1,750 with annual increases of $125. Rent expense associated with the lease amounted to approximately $11,000 for fiscal 1995 and $18,000 for fiscal 1994. The lease has been included in the Chapter 7 bankruptcy proceedings.

Legal Proceedings

The following legal proceedings against the Company and/or its subsidiaries, CMA or Ba-Mak, are pending as of the date of this report.

(a) Casino Management of America, Inc. vs. Mark Bachik and Bachik Enterprises, Inc.

     In April 1993, FTF Management Company, Inc., a Colorado corporation ("FTF") entered into an agreement with Bachik Enterprises, Inc., a Texas corporation ("Bachik"), to purchase a 50% interest in the Star Casino. At the time of the Agreement, FTF was controlled by then current and former officers and former directors of Nona. Under the agreement, FTF and Bachik orally agreed to form a joint venture to own and operate the Star Casino with each party acquiring a 50% interest in the venture. Subsequent to the agreement, a $400,000 receivable due Nona was allegedly diverted by Nona's former President to agents of Bachik for the purpose of applying the funds to the acquisition of the Star Casino. Concurrently with the diversion of Nona's funds, Nona's former President was identified by local newspaper articles as the owner of Nona's interest in the Casino. Subsequently, based on documentation received by the Company, the interest in the Star Casino attributable to Nona's funds was held in the name of FTF. Nona subsequently assigned its rights to the $400,000 receivable to CMA. As of the date of this report, Texas counsel for CMA has instituted suit in Texas against Bachik to recover CMA's funds improperly diverted to Bachik. The suit was filed on May 9, 1994 in the District Court of Dallas County, Texas, Case #CV-94-4479. The Texas action which was set for jury trial in March 1996 was continued to October 1996 to allow for completion of discovery.

(b) Casino Management of America, Inc. vs. Star Casinos International, Inc., and Cripple Creek Properties, Inc.; Teller County, Colorado District Court;
    Case No. 94-CV-144

     In a further effort to recover the $400,000 receivable related to the Star Casino, CMA, in November 1994 filed a suit in the District Court of Teller County, Colorado against Star Casinos International, Inc. ("Star International") and Cripple Creek Properties, Inc. ("Cripple Creek") seeking imposition of a resulting trust, constructive seal, constructive trust, and an accounting of all money received and expended in connection with a gaming facility known as the Star Casino. The Defendants answered and counterclaimed for slander of title given that CMA filed a lis pendens against the real property on which the Star Casino is located in Cripple Creek, Colorado. CMA has asserted that the counterclaim for slander of title is substantial frivolous and groundless due to existing Colorado case law.

                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F25

                              NUOASIS GAMING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

 Star  International and Cripple Creek have filed a counterclaim  naming Richard
M. Greene ("Greene") as a third party defendant alleging breach of contract, promissory estoppel and fraud causes of action asserting that Greene received $100,000 from them under an agreement between Greene, FTF and Star International, that the funds would be paid to CMA. The funds were never paid to CMA resulting in CMA filing suit. Star Casinos International, Inc. filed a petition under Chapter 11 of the Bankruptcy Code on May 3, 1996 and CMA's counsel is in the process of determining whether CMA should move for relief from stay to pursue its equitable lien rights against the casino real property.

(c) Nona Morelli's II, Inc. vs. Michael M. Kaier, d/b/a Investor Development Group, Denver District Court; Case No. 94CV1258

     Nona initiated this lawsuit against Michael M. Kaier ("Kaier") on February 28, 1994. In its complaint, Nona claims that Kaier did not pay the option exercise price due Nona for 833,136 shares of Nona's common stock issued to Kaier on or about April 27, 1993. Nona claimed damages from Kaier in the amount of $562,417. A related case, known as Michael Kaier vs. MDM Gaming L.P. and CMA was recently consolidated with this case for trial. Kaier has claimed that MDM Gaming and CMA improperly withheld $45,000 from the redemption of Kaier's one-half unit of limited partnership interest in MDM Gaming. CMA, as the successor in interest of MDM Gaming, has asserted numerous defenses against Kaier's claims. These defenses include an allegation that Kaier used funds from the sale of Nona's common stock, for which he had not previously paid the option exercise price to purchase his one-half unit of limited partnership interest in MDM Gaming. Kaier has alleged that Nona's former President orally agreed to reduce the option exercise price after the stock was issued. However, no amendment was ever signed by Nona's former President and Nona's current management discovered an attempt by Kaier to have Nona's former President sign a back dated amendment to the Consulting Agreement. CMA has also alleged that Kaier was improperly paid commissions and referral fees in the amount of approximately $20,940 for referring certain partners to MDM Gaming. On August 12, 1996, both consolidated cases were dismissed with prejudice pursuant to stipulation.

(d) Ba-Mak Gaming International Inc., Chapter 11 Bankruptcy, Eastern District of Louisiana, Case No. 94-1366

     On October 28, 1994, Ba-Mak filed a Chapter 11 Petition with the United States District Court (Bankruptcy Division) for the Eastern District of Louisiana, Bankruptcy Case #94-13661. On April 20, 1995, the Bankruptcy Court granted the motion of the United States Trustee to convert the case to a proceeding under Chapter 7. A Trustee was appointed to liquidate the bankruptcy estate of Ba-Mak, and the liquidation of its assets occurred in July 1995. The Company's remaining obligation in connection with Ba-Mak is a claim, in the approximate amount of $47,000, against NuOasis Gaming for legal fees incurred during the bankruptcy if the bankruptcy estate does not pay such legal fees in full. The Trustee in the bankruptcy estate has been ordered to pay such fees.

(e) Charles Arnold vs. Nona Morelli's II, Inc., Casino Management of America and MDM Gaming Partners, L.P.; Case No. 95-CV-104

     In January 1995, Charles Arnold ("Arnold"), a consultant to Nona Morelli's prior management, initiated a lawsuit in Denver, Colorado District Court against Nona, CMA and MDM Gaming,

                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F26

                              NUOASIS GAMING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)

L.P.("MDM") alleging that the defendants have denied him a 1% equitable interest in MDM, which was allegedly verbally promised to Arnold by Frank J. Morello, III and Frank J. Morello, II for alleged professional services rendered to MDM. Arnold is alleging damages in an amount of $90,000 in connection with this claim. Nona and the other defendants have filed a third-party complaint against FTF, Theodore E. DeTello, Frank J. Morello, II and Frank J. Morello, III, seeking full indemnification from them for any damages to which Arnold may be entitled in accordance with a certain Termination Agreement dated December 17, 1993 between the parties. The case has been set for trial in November, 1996.

(f) Ruben Kitay et al. vs. Nona Morelli's II, Inc. et al.; United States District Court for the Central District of California;
     Case No. 95-4375 RMT (SHx)

     On October 10, 1995, a Second Amended Complaint was filed in the U.S. District Court for the Central District of California which named the Company, Fred G. Luke, John D. Desbrow, Kenneth R. O'Neal, O'Neal & White, P.C., a Texas professional corporation, New World Capital, Inc., Rocci Howe, Euro-Belge (NA) N.V., Structure America, Inc., International Banking Corporation Caribbean
(IBCC), and the Luke Family Trust as defendants in an alleged shareholder derivative action (the "Derivative Action") filed on behalf of certain shareholders of the Company. The Derivative Action arose from the Stock Purchase and Business Combination Agreement, pursuant to which Nona Morelli's II, Inc. acquired voting control of ENP (now NuOasis Gaming) and the events surrounding the bankruptcy of Ba-Mak Gaming International, Inc. The Plaintiffs sought damages according to proof, interest, rescission, attorneys' fees and exemplary damages. Outside counsel for the Company in the Derivative Action, and the management of both the Company and Nona Morelli's II, Inc. believe, among other things, that the plaintiffs do not have standing to file such litigation, have failed to state a proper claim, and do not qualify as representatives in a shareholder action. In response to the Company's filing a Motion to Dismiss the Derivative Action, the Action was dismissed without prejudice pursuant to stipulation.

(g) Michael Savage vs. NuOasis Gaming, Inc., Los Angeles County Municipal Court, Case No. 94C01383

In October 1994, Michael Savage, a former consultant to former management filed an action in the Los Angeles County Municipal Court seeking alleged sums unpaid under a Professional Services Agreement dated September 1, 1992. In November 1995, an arbitrator awarded Savage $7,500 plus interest of $825 and costs of $80 in the Municipal Court Action. The Company tendered the amount of the award to Savage and Savage filed a Satisfaction of Judgment with the Court. On March 20, 1996, the Court denied Savage's post-judgment motion for attorneys' fees.



                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F27

                              NUOASIS GAMING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued...)
(h)  Investigation

     Since November 1991, the U.S. Securities and Exchange Commission (the "SEC") has been conducting an investigation into trading in the Company's common stock. The investigation appeared to focus on trading in the Company's common stock during 1990 and 1991 by individuals who are no longer associated with the Company in any managerial or employment capacity as the SEC has alleged that a broker hired by Douglas J. Phillips and Hal B. Phillips (collectively, the "Phillips") manipulated the trading volume of the stock in order to enable the Phillips' to sell more of the stock which they held personally. The Company has fully cooperated with the SEC in this investigation. Counsel for the Company submitted a brief to the SEC arguing that proceedings should not be instituted against the Company, since the Company itself (i) did not benefit in any way, and (ii) has now completely disassociated itself from the persons who were allegedly involved in the scheme and benefitted from it (except for their status as minority shareholders). The SEC has indicated that it is not seeking financial compensation or damages from the Company, but it has not indicated whether it will bring any charges in connection with this investigation. However, after consultation with counsel, management believes that, ultimately, any action brought by the SEC will not have any material adverse effect on the Company's future operations or consolidated financial statements. Additionally, there was no activity under this investigation during fiscal 1995. In July 1996, Douglas Phillips, the former President and Chairman of the Board and Hal Phillips, a former officer, were indicted on stock manipulation charges. No charges were filed against the Company or its present management.

Counsels for the Company do not believe that any existing litigation will result in an adverse judgment which would have a negative material impact on the Company's financial condition. Accordingly, no provision has been made in the accompanying financial statements for such contingencies and no additional liabilities have been estimated or accrued.

(i)  Subsequent  Litigation:  Gustavio Farias et al. Vs. Nona Morelli's II, Inc.
     Et  al.;  United  States  District  Court  for  the  Western   District  of
     California; Case No. CV-96-2617-RMT (Shx)

         On April 12, 1996, the Plaintiffs in the Kitay action referenced above filed a complaint entitled Gustavo Farias, et al v. Nona Morelli's, II Inc., et al, in the United States District Court for the Central District of California. This new complaint was subsequently transferred to the Western District of California and assigned Case No. CV-96-2617-RMT (SHx). The new complaint named
Nona, its officers, and other third parties as defendants in an alleged shareholder derivative action (the "Refiled Action") re-filed on behalf of certain shareholders of the Registrant. The Refiled Action arises from the Stock Purchase and Business Combination Agreement pursuant to which Nona acquired voting control of ENP (now NuOasis Gaming), and the events surrounding the bankruptcy of Ba-Mak. The plaintiffs seek damages according to proof, interest, rescission, attorneys' fees and exemplary damages. Outside counsel for the Registrant in the Refiled Action, and the management of both the Registrant and Nona believe, among other things, that the action was initiated by Mike Savage and persons affiliated with him, as a part of an attempt to take control of the Registrant; that the plaintiffs do not have standing to file such litigation; that the plaintiffs have no competent and credible evidence to support their allegations and that they have failed to state a proper claim; and that they do not qualify as proper representatives in a shareholder action. The Registrant intends to file a Motion to Dismiss the Refiled Action.

                                                  [NUOGAM\10K\95:95KSBFIN.CLN]-4
                                       F28