Form 10QSB
period 1996-09-30
NUOASIS GAMING INC
filed 1996-12-03
CIK 828956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For The Quarter Ended September 30, 1996          Commission File No.    0-18224
                                                                         -------

                              NuOASIS GAMING, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization

                                   95-4176781
                    (I.R.S. Employer Identification Number)

                2 Park Plaza, Suite 470, Irvine, California 92614
                    (Address of principal executive offices)


                                 (714) 833-5382
              (Registrant's telephone number, including area code)


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

         Common Stock $.01 par value; 30,000,000 shares as of November 30, 1996.

                                                           Total No. of Pages:13

                                                       [NUOGAM\10Q:093096.QSB]-4

                              NUOASIS GAMING, INC.
                                      INDEX


                                                                            Page

PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 1996
                    (unaudited) and June 30, 1996 (audited) ...............1

                  Consolidated Statements of Operations for Three Months
                    Ended September 30, 1996 and 1995 (unaudited) .........2

                  Consolidated Statements of Cash Flows for The Three
                    Months Ended September 30, 1996 and 1995 (unaudited) ..3

                  Notes to Consolidated Financial Statements ..............4

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...................8

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings .......................................10

         Item 2.  Changes In Securities ...................................10

         Item 3.  Defaults Upon Senior Securities .........................10

         Item 4.  Submission Of Matters to a Vote of Security Holders .....10

         Item 5.  Other Information .......................................10

         Item 6.  Exhibits And Reports On Form 8-K ........................10

                                                       [NUOGAM\10Q:093096.QSB]-4

                              NUOASIS GAMING, INC.
                           Consolidated Balance Sheets
                    As of September 30, 1996 (Unaudited) and
                             June 30, 1996 (Audited)


                                                                                    September 30,             June 30,
                                                                                         1996                   1996
                                                                                ---------------------- ---------------------
                                                                                     (Unaudited)             (Audited)
ASSETS

Current Assets:
 Cash and cash equivalents                                                      $               2,022  $                  84
                                                                                ---------------------- ---------------------
   Total Current Assets                                                                         2,022                     84
                                                                                ---------------------- ---------------------
TOTAL ASSETS                                                                    $               2,022  $                  84
                                                                                ====================== =====================
Current Liabilities:
 Accounts payable and accrued expenses                                          $              79,436  $             103,725
 Due to affiliates                                                                            760,198                665,371
                                                                                ---------------------- ---------------------
   Total Current Liabilities                                                                  839,634                769,096
                                                                                ---------------------- ---------------------
Stockholders' Deficiency:
 Preferred stock - par value $.01;  authorized  1,000,000 shares; 14% cumulative convertible; issued and outstanding 170,000
  shares (aggregate liquidation of $170,000)                                                    1,700                  1,700
 Preferred Stock Series B - par value $2.00;  authorized, issued
  and outstanding 250,000 shares (aggregate liquidation of $500,000)                          500,000                500,000
 Common stock - par value $.01;  authorized 30,000,000 shares;
  30,000,000 shares issued and outstanding,                                                   300,000                300,000
 Additional paid-in capital                                                                12,376,196             12,376,196
 Stockholders' receivables                                                                 (1,326,613)            (1,447,080)
 Accumulated deficit                                                                      (12,688,895)           (12,499,828)
                                                                                ---------------------- ----------------------
   Total Stockholders' Deficiency                                                            (837,612)              (769,012)
                                                                                ---------------------- ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIENCY                                                                     $               2,022  $                  84
                                                                                ====================== =====================

        See accompanying notes to these consolidated financial statements

                                                       [NUOGAM\10Q:093096.QSB]-4

                              NUOASIS GAMING, INC.
                      Consolidated Statements of Operations
       For the Three Months Ended September 30, 1996 and 1995 (Unaudited)



                                                                   Three Months Ended September 30,
                                                    -------------------------------------------------------------
                                                                 1996                            1995
                                                    -------------------------------  ----------------------------
                                                              (Unaudited)                     (Unaudited)

Revenues:
  Gaming                                            $                            -   $                          -
  Interest and other                                                             -                              -
                                                    -------------------------------  ----------------------------
      Totals                                                                     -                              -
                                                    -------------------------------  ----------------------------
Costs and expenses:
  Gaming operating expenses                                                      -                              -
  General and administrative                                               189,067                        290,847
                                                    -------------------------------  ----------------------------
      Totals                                                               189,067                        290,847
                                                    -------------------------------  ----------------------------
Net loss                                            $                     (189,067)  $                   (290,847)
                                                    ===============================  =============================
Net loss applicable to
 common stock                                       $                     (189,067)  $                   (290,847)
                                                    ===============================  =============================
Net loss per common share                           $                         (.01)  $                       (.01)
                                                    ===============================  =============================
Weighted average common
 shares outstanding                                                     30,000,000                     25,676,175
                                                    ===============================  ============================

        See accompanying notes to these consolidated financial statements

                                                       [NUOGAM\10Q:093096.QSB]-4

                              NUOASIS GAMING, INC.
                      Consolidated Statements of Cash Flows
       For the Three Months Ended September 30, 1996 and 1995 (Unaudited)



                                                                               Three Months Ended September 30,
                                                                                1996                      1995
                                                                      ------------------------  --------------
                                                                             (Unaudited)               (Unaudited)

Operating activities:
  Net loss                                                            $              (189,067)  $              (290,847)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Effect of common shares issued for payment of services                                -                    76,213
      Depreciation and amortization                                                         -                    90,000
      Increase (decrease) from changes in:
         Other assets                                                                       -                   (43,144)
         Accounts payable and accrued expenses                                        (24,289)                      890
         Due to affiliate                                                              94,827                   167,413
                                                                      ------------------------  -----------------------
            Net cash provided (used) in operating activities                         (118,529)                      525
                                                                      ------------------------  -----------------------
Financing activities:
  Proceeds from stockholders' receivables                                             120,467                         -
                                                                      ------------------------  -----------------------
           Net cash provided (used) by financing activities                           120,467                         -
                                                                      ------------------------  -----------------------
Net increase (decrease) in cash and cash equivalents                                    1,938                       525
Cash and cash equivalents, beginning of period                                             84                       341
                                                                      -------------------------------------------------
Cash and cash equivalents, end of period                              $                 2,022   $                   866
                                                                      ========================  =======================
Supplemental Disclosure of Cash Flow Information
  Non-cash financing activities:

      Income taxes paid                                               $                     -         $               -

      Interest paid                                                   $                     -         $               -


        See accompanying notes to these consolidated financial statements

                                                       [NUOGAM\10Q:093096.QSB]-4

                              NUOASIS GAMING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  General

Principles of Consolidation

NuOasis Gaming, Inc. and its subsidiaries (the "Company" or the "Registrant"), operated as a holding company for leisure and entertainment related businesses. NuOasis Gaming, Inc. was incorporated in the State of Delaware in 1987. During the three months ended September 30, 1996 and 1995, the Company had two wholly-owned subsidiaries engaged in casino gaming and investment development activities.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Registrant's financial position as of September 30, 1996, and its results of operations and cash flows for six months then ended. Information included in the unaudited condensed consolidated balance sheet as of September 30, 1996 has been derived from the Registrant's audited consolidated balance sheet included in the Registrant's 1996 Form 10-KSB. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and other information in the fiscal 1996 Form 10-KSB. The unaudited results of operations for the three months ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

Management Estimates

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

Bankruptcy Filing of Ba-Mak Gaming International, Inc.

Ba-Mak was incorporated in Louisiana on December 15, 1992 to conduct the Company's gaming operations, including gaming machine route operations and sales of gaming equipment. On April 8, 1993, Ba-Mak received approval from the Louisiana Gaming Regulatory Division to become a licensed distributor/route operator for electronic video bingo machines.

                                                       [NUOGAM\10Q:093096.QSB]-4

                              NUOASIS GAMING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



In October 1994, Ba-Mak filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Eastern District of Louisiana. While under the protection of Chapter 11, Ba-Mak continued to operate as a charitable bingo route operator in Louisiana as Debtor-in-Possession. It was management's objective to reorganize Ba- Mak's debt under Chapter 11 and fully continue its gaming operations. Accordingly, Ba-Mak was accounted for as a continuing operation during fiscal 1995.

On April 20, 1995, upon motion from the United States Trustee, an order converting the case to Chapter 7 was issued and a Chapter 7 Trustee was appointed. The trustee took possession of Ba-Mak's assets and is in the process of liquidating such assets for the benefit of Ba-Mak's bankruptcy estate. As such, all gaming operations at Ba-Mak ceased and, accordingly, were accounted for as a disposition of an investment during fiscal 1995 which resulted in (a) the write off of $1,056,978 and $1,415,050 of total assets and liabilities, respectively; and (b) a net loss on disposal of investment in the amount of approximately $140,949. Gaming revenues with respect to Ba-Mak were $0 and $884,077 during fiscal years 1996 and 1995, respectively, and will not recur in future years.

Going Concern

The Company has experienced recurring net losses, has limited liquid resources, negative working capital and its primary operating subsidiary was liquidated during the fiscal year 1995. Management's intent is to continue searching for additional sources of capital and new operating opportunities. In the interim, the Company will continue operating with minimal overhead and key administrative functions will be provided by an affiliate, NuVen Advisors. The Company has received financial support from Nona of approximately $ 135,000 during the three months ended September 30, 1996, and management estimates that Nona will need to contribute approximately $1 million in future financial support for the Company to fund its operations through the remaining of fiscal year 1997. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

Issuance of Stock for Services

Shares of the Company's common stock issued for services are recorded in accordance with APB16 at the fair market value of the stock issued or the fair market value of the services provided, whichever value is the more clearly evident. The value of the services are typically stipulated by contractual agreements. There were no shares issued for services during the three months ended September 30, 1996.

Loss per Common Share

Loss per common share is computed based on the net loss for each period, as adjusted for dividends required on preferred stock ($5,950 and $5,950 for the three months ended September 30, 1996, and 1995, respectively) and the weighted average number of common shares outstanding. Common stock equivalents were not considered in the loss per share calculations, as the effect would have been anti-dilutive.

                                                       [NUOGAM\10Q:093096.QSB]-4

                              NUOASIS GAMING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

Revenue Recognition

There were no gaming revenues during the three months ended September 30, 1996 and 1995.

Reclassification of Prior Year Amounts

To enhance comparability, the 1995 consolidated financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in 1996.

Recent Accounting Development

In October 1995, the FASB adopted Statement No. 123, "Accounting for Stock-Based Compensation." This Statement encourages entities to adopt a fair value method of accounting for stock-based compensation plans including stock options and warrants issued to employees. For entities which do not adopt this method, the Statement requires disclosure of the effect that the fair-value method would have on net income and earnings per share. The Statement is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has not determined the effect of this Statement nor has it decided when it will adopt the provisions of this Statement.

Note 2.  Stockholders' Receivables

Stockholders' Receivables relates primarily to a receivable from Nona in connection with the acquisition of CMA and has been reclassified to equity because the repayment of the receivable is at the discretion of Nona and the Company. The Company is dependent upon Nona for continued financial support (Note 1), and Nona historically and currently provides financial support to the Company. The Company believes that Nona has the ability and intent to repay the receivable or will offset the receivable against any amounts due to Nona by the Company.

Note 3.           Subsequent Events

Proxy Filing and Comment Letter

In February  1995,  the  Company  filed its  Schedule  14A -  Preliminary  Proxy
Material to hold a shareholders meeting. Since February 1995, the Company has received five comment letters from the Division of Corporate Finance of the Securities and Exchange Commission ("SEC") regarding reports filed with the SEC for fiscal years 1994 and 1995 and has responded to all but the last comment letter. On October 2, 1996, the Company received its latest comment letter, with respect to the Company's Form 10-KSB/A for fiscal year ended September 30, 1995 and its Amended Schedule 14A - Preliminary Proxy Material.

                                                       [NUOGAM\10Q:093096.QSB]-4

                              NUOASIS GAMING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



The Company is in the process of answering the SEC comments and does not believe the changes that will be made in response to the comments will have a material effect on the accompanying financial statements. However, the SEC may have further comments upon receipt of the Company's response and there is no assurance as to when all comments will be cleared.

Subsequent Event - Acquisition

On June 13, 1996, Nona entered into an Option Agreement with Joseph Monterosso, President of National Pools Corporation ("NPC"), an individual previously unrelated to the Registrant or Nona, and granted such individual an option to purchase the 250,000 Series B Preferred Shares of the Registrant owned by Nona at a purchase price of $13.00 per share, or a total of $3,250,000, with a minimum purchase of 110,000 shares.

The exercise of the option is conditioned upon shareholder approval of a proposal to increase the authorized number of shares of common stock of the Registrant by at least twenty million (20,000,000) shares. The option is assignable and shall expire 90 days after the next Annual Meeting of Shareholders of the Registrant.

On November 21, 1996, the Registrant's Board of Directors approved the acquisition of NPC. The acquisition is expected to be financed by the issuance of securities, however, a definitive agreement has not been signed. Moreover, the acquisition is contingent upon the occurrence of certain events including but not limited to: (a) NPC shareholder approval; (b) exercise of that certain option agreement between Monterosso and Nona; (c) Monterosso securing financing that would allow the exercise of the option by Monterosso and/or one or more qualified private investors; (d) reaching an agreement to sell CMA; and (e) shareholder approval of a proposal to increase the number of authorized shares of common stock of the Registrant by at least 20,000,000 shares. There are no assurances that such transaction will occur, and because of on-going negotiations and uncertainties surrounding the realization of such transaction, the Registrant cannot determine the ultimate effect on the Registrant's financial position at this time.

Change in Registrant's Directors and Officers

On November 25, 1996, the Board of Directors elected Joseph Monterosso to fill one of the vacancies on the Registrant's Board of Directors. Additionally, on November 25, 1996, Fred G. Luke resigned as President and the Board of Directors elected Joseph Monterosso to the office of President.

                                                       [NUOGAM\10Q:093096.QSB]-4

                              NUOASIS GAMING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Registrant has incurred net losses and negative cash flows from operating activities since its inception in 1988. The Registrant had cash and cash equivalents of approximately $2,022 and $84 as of September 30, 1996 and June 30, 1996, respectively, and negative working capital of $837,612 and $769,012 as of September 30, 1996 and June 30, 1996, respectively. The increase in working capital deficiency is a direct result of the Registrant incurring professional, consulting and advisory services and other overhead during the first quarter of fiscal year 1997. As of the date of this Report, the Registrant has no material commitments for capital expenditures.

As a result of the Registrant having no revenue producing activities, the Registrant had limited cash and cash equivalents remaining as of September 30, 1996 to finance future operations. The Registrant has received financial support from Nona of approximately $135,000 during the three months ended September 30, 1996, and is dependent upon Nona for future working capital. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Registrant's existence is dependent upon continuing financial support from Nona which is estimated to be approximately $1 million for the remaining of fiscal year 1997 based upon agreements and obligations the Registrant has at September 30, 1996. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern. As such, the Registrant's independent accountants have modified their report to include an explanatory paragraph with respect to such uncertainty.

As of the date of filing this Report, Ba-Mak's operations had ceased following the bankruptcy court's conversion in April 1995 of its Chapter 11 proceeding into a proceeding under Chapter 7 of the Bankruptcy Code. The Chapter 7 Trustee took possession of Ba-Mak's assets and is in the process of liquidating such assets for the benefit of Ba-Mak's bankruptcy estate. As such, all gaming operations at Ba-Mak ceased and accordingly, Ba-Mak was accounted for as a disposition of an investment during fiscal year 1995. Gaming revenues in the amount of $884,077 for the year ended September 30, 1995 from Ba-Mak are not expected to recur in future years due to the Chapter 7 bankruptcy. The Registrant is also pursuing other joint venture, merger or acquisition opportunities which may provide additional capital resources during fiscal 1997.

Subsequent Event - Acquisition

On June 13, 1996, Nona entered into an Option Agreement with Joseph Monterosso, President of National Pools Corporation ("NPC"), an individual previously unrelated to the Registrant or Nona, and granted such individual an option to purchase the 250,000 Series B Preferred Shares of the Registrant owned by Nona at a purchase price of $13.00 per share, or a total of $3,250,000, with a minimum purchase of 110,000 shares.

                                                       [NUOGAM\10Q:093096.QSB]-4

                              NUOASIS GAMING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



The exercise of the option is conditioned upon shareholder approval of a proposal to increase the authorized number of shares of common stock of the Registrant by at least twenty million (20,000,000) shares. The option is assignable and shall expire 90 days after the next Annual Meeting of Shareholders of the Registrant.

On November 21, 1996, the Registrant's Board of Directors approved the acquisition of NPC. The acquisition is expected to be financed by the issuance of securities, however, a definitive agreement has not been signed. Moreover, the acquisition is contingent upon the occurrence of certain events including but not limited to: (a) NPC shareholder approval; (b) exercise of that certain option agreement between Monterosso and Nona; (c) Monterosso securing financing that would allow the exercise of the option by Monterosso and/or one or more qualified private investors; (d) reaching an agreement to sell CMA; and (e) shareholder approval of a proposal to increase the number of authorized shares of common stock of the Registrant by at least 20,000,000 shares. There are no assurances that such transaction will occur, and because of on-going negotiations and uncertainties surrounding the realization of such transaction, the Registrant cannot determine the ultimate effect on the Registrant's financial position at this time.

Results of Operations

Comparison of the Three Months Ended September 30, 1996 to the Three Months Ended September 30, 1995

There were no gaming or other revenue producing operations during the three months ended September 30, 1996. The Registrant's gaming operations ceased during April 1995 upon commencement of Ba-Mak's Chapter 7 bankruptcy liquidation. As a result, there were no gaming revenues or gaming costs or expenses during the three months ended September 30, 1996 and 1995.

Total General and Administrative expenses decreased by $101,780 or 35% during the quarter ended September 30, 1996 as compared to the same period last year. Since there were no operations during the quarter, General and Administrative expenses comprised mostly of professional, consulting and advisory fees.

Cash used in operating activities decreased to $118,529 for the three months ended September 30, 1996 from $525 cash provided by operating activities for the comparable period last year which was primarily attributable to the Chapter 7 bankruptcy proceedings of the Registrant's operating subsidiary which commenced April 20, 1995.

Cash provided by financing activities increased to $120,467 for the three months ended September 30, 1996 from $0 for the comparable period last year which was primarily attributable to proceeds received from stockholder's receivables. Of the $120,467 proceeds received, approximately $80,000 was received from the former President for repayment of a note receivable.

                                                       [NUOGAM\10Q:093096.QSB]-4

                              NUOASIS GAMING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



PART II:          OTHER INFORMATION

Item 1.           Legal Proceedings

Since June 30, 1996, the Registrant knows of no significant changes for the quarter ended September 30, 1996, in the status of the pending litigation as described in the fiscal year 1996 Form 10-KSB, filed on or about November 22, 1996.

Item 2.           Changes In Securities

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission Of Matters To A Vote Of Security Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits And Reports On Form 8-K

                  None.

                                                       [NUOGAM\10Q:093096.QSB]-4

                              NUOASIS GAMING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                              NUOASIS GAMING, INC.



Dated: December 3, 1996                 By:  /s/  Joseph Monterosso
                                           ------------------------------------
                                                  Joseph Monterosso,
                                                  President and Director



Dated: December 3, 1996                 By:  /s/  Fred G.  Luke
                                           ------------------------------------
                                                  Fred G. Luke, Director



Dated: December 3, 1996                 By:  /s/  Steven H.  Dong
                                           ------------------------------------
                                                  Steven H.  Dong,
                                                  Chief Financial Officer

                                                       [NUOGAM\10Q:093096.QSB]-4