Form 10KSB/A
period 1996-06-30
NUOASIS GAMING INC
filed 1996-12-05
CIK 828956

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 (Fee Required)

For the Fiscal Year Ended June 30, 1996      Commission file number   0-18224
                                                                     ---------

                              NUOASIS GAMING, INC.

                                    Delaware
                  (State of other jurisdiction of incorporation
                                or organization)


                                   95-4176781
                      (I.R.S. Employer Identification No.)

                2 Park Plaza, Suite 470, Irvine, California 92614
                    (Address of Principal Executive Offices)


       Registrant's telephone number, including area code: (714) 833-5382
                                  ------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

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

                                                                               o

         As of September 30, 1996, the aggregate market value of the voting stock (based upon the average closing bid and asked prices in the over-the-counter market as quoted on NASD-OTC Bulletin Board as of September 30,
1996) held by non-affiliates was approximately $5,781,380.

                                      Class
                          -----------------------------
                          Common Stock , $.01 par value

                       Outstanding at September 30, 1996
                       ---------------------------------
                               30,000,000 shares


                      Documents Incorporated by Reference:
                                      None

                                       Total Number of Pages Including Cover: 64

                                                    {NUOGAM\10K\96\96KSB.CLN}-22

                                TABLE OF CONTENTS

                                                                         Page

                                     PART I

Item 1. Business ..........................................................1

Item 2. Properties ........................................................6

Item 3. Legal Proceedings .................................................6

Item 4. Submission of Matters to a Vote of Security-Holders ...............9

                                     PART II

Item 5.  Market  for  the  Registrant's   Securities  and
          Related Stockholder Matters .....................................10

Item 6. Management's  Discussion and Analysis of Financial
          Condition and Results of Operations .............................11

Item 7. Financial Statements 13

Item 8.  Changes  in  and  Disagreements  with  Accountants
          on  Accounting  and Financial Disclosures .......................13

                                    PART III

Item 9. Directors and Executive Officers of the Registrant ................15

Item 10. Executive Compensation ...........................................18

Item 11. Security Ownership of Certain Beneficial Owners and
          Management ......................................................23

Item 12. Certain Relationships and Related Transactions ...................26

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K .................................29

                                                    {NUOGAM\10K\96\96KSB.CLN}-22

                                     PART I


ITEM 1.       BUSINESS.

(a)    BUSINESS DEVELOPMENT

    GENERAL

    NuOasis Gaming, Inc. (the "Company", or the "Registrant") was incorporated in the State of Delaware in 1987. As of the date of filing this Report, the Registrant has had no current ongoing business. The Registrant is presently evaluating business opportunities for possible acquisition within the gaming industry.

    In September 1992, prior management redirected the Registrant's focus to the legalized gaming business. In this connection, on December 15, 1992, the Registrant established a gaming subsidiary in Louisiana named Phillips Gaming International, Inc., a Louisiana corporation. On December 8, 1993, Phillips Gaming International, Inc. changed its corporate name to Ba-Mak Gaming International, Inc. ("Ba- Mak"). On April 8, 1993, Ba-Mak obtained a license to distribute and conduct route operations of electronic video bingo machines to licensed charitable gaming locations in the state of Louisiana. Ba-Mak filed for protection under Chapter 11 of the U.S. Bankruptcy Code in October 1995. Operations of Ba- Mak continued through April 20, 1995, at which time Ba-Mak converted its Chapter 11 bankruptcy proceeding into a proceeding under Chapter 7 of the Bankruptcy Code (the Ba-Mak Bankruptcy). As a result, all gaming operations at Ba-Mak ceased and the Chapter 7 Trustee took possession of Ba-Mak's assets and liquidated such assets for the benefit of Ba-Mak's bankruptcy estate. Gaming revenues from Ba-Mak will not recur in future years due to the bankruptcy and liquidation of Ba-Mak.

    Since 1992, substantially all of the Registrant's efforts were directed toward acquiring or merging with another company (or companies), preserving remaining capital, raising additional capital and creating a new operating entity, in addition to settling certain pending lawsuits and other obligations of the Registrant.

    On January 13, 1994, the Registrant entered into a Stock Purchase and Business Combination Agreement (the "Stock Purchase Agreement") with Nona Morelli's II, Inc. ("Nona") and Nona's wholly-owned subsidiary, Casino Management of America, Inc. ("CMA"), whereby the Registrant agreed to purchase all of the outstanding capital stock of CMA from Nona in exchange for the Registrant issuing to Nona a) 2,000,000 shares of common stock; b) 250,000 shares of Series B Convertible Preferred Stock; c) 6,000,000 New Class D common stock purchase warrants; and d) an option to purchase up to an additional 6,000,000 shares of common stock. A Closing occurred on March 30, 1994, the "Closing Date", whereby CMA became a wholly-owned subsidiary of the Registrant. The former Board of Directors, with the exception of Gary L. Blum, resigned and elected replacement Directors nominated by Nona.

     At the Closing, the Registrant issued to Nona, 2,000,000 shares of the Registrants common stock, 250,000 shares of a new class of the Registrants convertible preferred stock (the "Series B Preferred"), 6,000,000 New Class D warrants common stock (the "New Class D Warrants"), and an option to purchase up to an additional 6,160,000 shares of the Registrants common stock, exercisable under certain conditions (the "Nona Option"). A Certificate of Designations, Preferences and Rights, a Warrant Certificate and an Option Agreement setting forth the terms and conditions of the Series B Preferred, the New Class D Warrants and the Nona Option, respectively, were prepared and approved by the Registrant prior to the Closing Date and were filed as Exhibits to a Current Report on Form 8-K dated March 31, 1994 and filed on April 11, 1994.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

    As a result of the Stock Purchase Agreement with Nona, a change in voting control of the Registrant occurred in March 1994. The new Board of Directors of the Registrant effected the corporate name change to "NuOasis Gaming, Inc." on September 23, 1994. Based on 30,000,000 shares of common stock outstanding as of June 30, 1996, Nona can vote 40.2% of the Registrant's voting securities by virtue of its ownership of 491,847 shares of common stock and 250,000 shares of Series B Preferred Stock, and the Registrant may become a majority-owned subsidiary of Nona, a publicly-held company whose shares are traded on NASD-OTC Bulletin Board, if Nona converts the Series B Preferred Stock into common stock or exercises the warrants granted to it in the Stock Purchase Agreement. Nona is considered an affiliate of Registrant given Nona's voting control of the Registrant.

    Since the change in control of the Registrant, new management has sought to divide its business segments, both development stage and operational, into separate subsidiaries. This restructuring commenced following the change in control on March 30, 1994. The restructuring was undertaken to allow the Registrant to redefine its business segments, concentrate its financial and human resources in each of its present areas of operation, and focus performance incentives based upon separate segment, or project-specific businesses. The restructuring entailed a change in Board of Directors, upper and local management and a segregation of the Registrant's then operational segment from its developmental stage segments in separate subsidiaries.

    Following the Ba-Mak bankruptcy, the Registrant began evaluating business opportunities for possible acquisition. In particular, the Registrant is evaluating the possible acquisition of a developmental stage California company formed in 1992 to facilitate participation in group play in the California State Lottery, and the lotteries of other states, through the sale of a prepaid debit card called the HIT-LOTTO value card. If management is successful in locating and acquiring a business opportunity on terms which can be satisfied by the Registrant given its present negative working capital position, it intends to make such acquisition and thereafter manage such acquisition through a parent-subsidiary relationship where the Registrant will operate as a holding company and supervise and provide administrative and other services to its subsidiary business.

     As used herein, the term "Company" or "Registrant" refers to NuOasis Gaming, Inc. and its wholly- owned subsidiaries: Ba-Mak Gaming International, Inc. ("Ba-Mak") and Casino Management of America, Inc. ("CMA"). CMA owns two subsidiaries: NuOasis Laughlin, Inc. ("NuOasis Laughlin") and NuOasis Las Vegas, Inc. ("NuOasis Las Vegas"). The Registrant currently maintains its executive offices at 2 Park Plaza, Suite 470, Irvine, California 92614. The telephone number is (714) 833-5382.

    SUBSIDIARIES

    BA-MAK GAMING INTERNATIONAL, INC.

     On September 30, 1994, Ba-Mak had agreements with five charitable gaming establishments in New Orleans at which 140 video bingo machines were operating. Ba-Mak recognized as gaming revenues the gross funds deposited in video bingo machines. Ba-Mak realized gross profits, or "net win" as represented by the difference between gross funds deposited into the machines and payments to customers. Ba-Mak realized net operating profits by way of the percentage of the net win after payments to the charitable organizations, the location owners and the State of Louisiana for gaming taxes. On October 28, 1994, Ba-Mak filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Eastern District of Louisiana.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

    Commencing October 28, 1994, Ba-Mak, as a Debtor-in-Possession, continued to operate as a charitable bingo route operator in Louisiana. In April 1995, operations ceased when the bankruptcy proceeding was converted to a proceeding under Chapter 7. Since April 1995, the Chapter 7 Trustee has liquidated Ba-Mak's assets for the benefit of Ba-Mak's bankruptcy estate. All but 35 of the video bingo machines were returned to the machine vendor in satisfaction of its secured claim. The remaining 35 machines and Ba-Mak's office equipment were sold by the Trustee. The Registrant has filed a Proof of Claim with the Bankruptcy Court for the intercompany advances made to Ba-Mak. As of the date of this Report, the Trustee's administration of the bankruptcy estate is ongoing. Due to the amount of other creditor claims filed in Ba-Mak's estate and the amount received by the Trustee, the Registrant does not anticipate receiving any sums on its Claim. (As discussed in Item 3(c).)

    CASINO MANAGEMENT OF AMERICA, INC.

    CMA did not have any operations during fiscal 1996 and 1995. However, CMA intends to pursue gaming investments and, as of the date of this Report, CMA has no potential acquisition candidates.

    NUOASIS LAS VEGAS, INC. AND NUOASIS LAUGHLIN, INC.

     Neither NuOasis Las Vegas, Inc. nor NuOasis Laughlin, Inc. had any operations during fiscal year 1996 and 1995. NuOasis Las Vegas, Inc. was formed for the purpose of acquiring gaming assets in the metropolitan Las Vegas, Nevada area. NuOasis Laughlin, Inc. was formed for the purpose of acquiring gaming assets in the Laughlin, Nevada area. Negotiations by each of these subsidiaries of CMA to acquire certain gaming assets have reached an impasse. Each of the subsidiaries of CMA intend to pursue other gaming assets in their respective geographical segments.

    CHANGE IN FISCAL YEAR

    During the nine months ended June 30, 1996 ("fiscal year 1996"), the Registrant elected to change its fiscal year end from September 30 to June 30 to facilitate and coincide with Nona's fiscal year end of June 30. The election of change in fiscal year was reported on a Current Report on Form 8-K filed on November 10, 1995.

    OPTION AGREEMENT

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

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

    SUBSEQUENT EVENT - ACQUISITION

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

(b)    PATENTS, TRADEMARKS AND LICENSES

    The Registrant's domestic gaming activities, which consisted of the activities of Ba-Mak, in the past have not relied on any patents and trademarks, but are subject to gaming licenses, food and beverages licenses and other permits which are regulated, issued and controlled by the respective state regulatory agencies. The Registrant continues to analyze prospective casino properties and projects with the goal of achieving the highest and best use of its working capital. Ba-Mak was licensed to operate charitable bingo gaming operations in the State of Louisiana.

(c)    CUSTOMER DEPENDENCE

       Ba-Mak was dependent on machine play by the general public in Louisiana.

(d)    BACKLOG OF ORDERS

    The Registrant's domestic gaming subsidiaries were not subject to the type of business activities which would give rise to "orders".

(e)    COMPETITION

    The Registrant competes with other gaming companies for opportunities to acquire legal gaming sites in emerging gaming jurisdictions, and opportunities to manage Indian gaming facilities. The Registrant expects many competitors to enter new jurisdictions that authorize gaming, some of whom may have more personnel and greater financial and other resources than the Registrant.

(f)    GOVERNMENT REGULATION

    (1)    GENERAL

           Distribution and route operations of gaming machines in both the non-profit and commercial gaming sectors are subject to extensive and complex governmental regulation and control under federal, state, and local law.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

    (2)    LOUISIANA

           To the extent applicable to Ba-Mak's operations during the year ended September 30, 1995 ("fiscal year 1995"), the majority of the laws governing manufacturers, distributors, gaming locations and non-profit organizations using electronic video bingo gaming machines as a fund raising service are found in Title 33 ("Charitable Raffles, Bingo and Keno Licensing Law"), Title 40 and Title 55 of the Louisiana Revised Statutes (the "Louisiana Act") and the regulations (the "Louisiana Regulations") promulgated thereunder by the Department of Public Safety and Corrections and administered and enforced by the Division of Charitable Gaming Control (the "Gaming Division") of the Office of State Police.

    (3)    NON-LOUISIANA

           With respect to the Registrant's domestic gaming activities, casino gaming in the United States is highly regulated. Owners and operators of casinos must be licensed by the various state gaming commissions and must provide detailed financial and other reports. Additionally, some of the states which have just recently legalized gaming have experienced unexpected internal changes and modification of the rules and regulations, all of which has served to delay and impede gaming applications filed by prospective gaming operators. Changes in laws and regulations may limit or otherwise materially affect types of gaming that may be conducted in these new jurisdictions. Any such changes might have an adverse affect on the activities and proposed activities of the Registrant. To the extent that the Registrant utilizes certain of its assets to make investments in other gaming companies, one or all companies may be required to submit applications, since any holder of more than ten percent (10%) of the common stock of a gaming entity must be found suitable.

    (4)    BANKRUPTCY COURT

           Additionally, with respect to the activities of Ba-Mak during fiscal year 1995, gaming operations were subject to the supervision, approval and compliance with the rules and regulations of the Bankruptcy Court, U.S. Trustee's office, and U.S. Bankruptcy Code.

(g)    EMPLOYEES

    During fiscal year 1995, Ba-Mak employed 4 full-time employees and 10 part-time employees. All employees were located in Louisiana. Since Ba-Mak's bankruptcy case was converted to a Chapter 7 proceeding, the Registrant ceased employing personnel at Ba-Mak. Neither CMA, NuOasis Laughlin nor NuOasis Las Vegas have any employees. The officers of the Registrant rendered services pursuant to either Consulting Agreements or Employment Agreements with the Registrant during fiscal year 1996 as follows:

               Office                        Name
               ----------------------        ---------------------------------
              President                      Fred G. Luke (Employee)
              Chief Financial Officer        Steven H. Dong (Consultant)
              Corporate Secretary            John D. Desbrow (Consultant)

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

ITEM 2.       PROPERTIES.

    In April 1993, Ba-Mak entered into a non-cancelable lease agreement for its office and warehouse in Louisiana. The lease expired May 31, 1996 and provided for monthly rental payments starting at $1,750 with annual increases of $125. The lease has been included in Ba-Mak's bankruptcy proceedings under Chapter 7 of the Bankruptcy Code.

    On September 30, 1994, the Registrant, through Ba-Mak, provided video bingo gaming devices to five (5) charitable bingo halls in southern Louisiana. Ba-Mak leased approximately 1,000 square feet of industrial/office space in the New Orleans area from where it supervised the related gaming activities and where it maintained the gaming devices. As of June 30, 1996, all of Ba-Mak's property was subject to its Chapter 7 bankruptcy proceedings.

ITEM 3.       LEGAL PROCEEDINGS.

    The  following  legal   proceedings   against  the  Registrant   and/or  its
subsidiaries , CMA or Ba-Mak, are pending as of the date of this report:

(a) CASINO MANAGEMENT OF AMERICA, INC. VS. MARK BACHIK AND BACHIK ENTERPRISES, INC.; TEXAS DISTRICT COURT, DALLAS COUNTY; CASE #CV-94-4479

     In April 1993, FTF Management Company, Inc., a Colorado corporation ("FTF") entered into an agreement with Bachik Enterprises, Inc., a Texas corporation ("Bachik"), to purchase a 50% interest in the Star Casino. At the time of the Agreement, FTF was controlled by then current and former officers and former directors of Nona. Under the agreement, FTF and Bachik orally agreed to form a joint venture to own and operate the Star Casino with each party acquiring a 50% interest in the venture. Subsequent to the agreement, a $400,000 receivable due Nona was allegedly diverted by Nona's former President to agents of Bachik for the purpose of applying the funds to the acquisition of the Star Casino. Concurrently with the diversion of Nona's funds, Nona's former President was identified by local newspaper articles as the owner of Nona's interest in the Casino. Subsequently, based on documentation received by the Registrant, the interest in the Star Casino attributable to Nona's funds was held in the name of FTF. Nona subsequently assigned its rights to the $400,000 receivable to CMA. On May 9, 1994, Texas counsel for CMA filed suit against Bachik to recover CMA's funds improperly diverted to Bachik. Counsel for Mark Bachik, Bachik Enterprises, Inc., and East Bennett Limited Liability Company has withdrawn from their representation. Texas Counsel for CMA has negotiated a settlement with Bachik. Counsel for CMA and Counsel for Defendant Bruce West have entered into a letter agreement for settlement with Bruce West calling for the deposit of $25,000 into an attorney's escrow until certain conditions are satisfied. A jury trial which was set to commence in October 1996 has been taken off calendar pending receipt of documentation to effect a dismissal of the action.

(b) CASINO MANAGEMENT OF AMERICA, INC. VS. STAR CASINOS INTERNATIONAL, INC., AND CRIPPLE CREEK PROPERTIES, INC.; TELLER COUNTY, COLORADO DISTRICT COURT; CASE NO. 94-CV-144

     In a further effort to recover the $400,000 receivable related to the Star Casino, CMA, in November 1994 filed a suit in the District Court of Teller County, Colorado against Star Casinos International, Inc. ("Star International") and Cripple Creek Properties, Inc. ("Cripple Creek") seeking imposition of a resulting trust, constructive seal, constructive trust, and an accounting of all money received and expended in connection with a gaming facility known as the Star Casino. The Defendants answered and counterclaimed for slander of title given that CMA filed a lis pendens against the real property on which the Star Casino is located in Cripple Creek, Colorado. CMA has asserted that the counterclaim for slander of title is substantially frivolous and groundless due to existing Colorado case law. Star International and Cripple Creek filed a counterclaim naming Richard M. Greene ("Greene") as a third party defendant alleging breach of contract, promissory estoppel, and fraud causes of action asserting that Greene received $100,000 from them under an agreement between Greene, FTF and Star International, that the funds would be paid to CMA. The funds were never paid to CMA resulting in CMA filing suit. After taking the depositions of all of the principal players, everyone has acknowledged that the original $400,000 used to purchase the Star Casino in 1993 came from Nona. On May 3, 1996 Star Casinos International, Inc., (the "debtor") filed a bankruptcy petition under Chapter 11 of the Bankruptcy Code. The schedules filed with the bankruptcy court do not list the Casino real property as an asset of the bankruptcy estate. Prior to October 9, 1996 the Casino real property was held by Cripple Creek Properties, Inc., one of the defendants and a subsidiary of the debtor, the stock of which is listed as one of the debtor's assets. In July 1996 the first trust deed holder on the casino real property instituted a quasi - judicial foreclosure proceeding in Teller County, Colorado District Court. A foreclosure sale occurred on October 9, 1996. The bid price by the foreclosing party was $782,320.72. Since the first trust deed holder foreclosed the ability of the defendants to establish any damages as a result on the filing of the lis pendens has been substantially impaired. Additionally, under Colorado law subject to redemption rights the foreclosure sale effectively eliminates all junior liens including CMA's lis pendens. A trial date set for the week of November 4, 1996 has been vacated and indefinitely stayed, pending resolution of the bankruptcy case. Another creditor of the debtor unrelated to the Registrant has filed a motion to dismiss the Chapter 11 bankruptcy and that motion is currently pending. The Registrant has filed a Proof of Claim in the bankruptcy proceeding for the $400,000 plus accrued interest.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

(c) BA-MAK GAMING INTERNATIONAL INC., CHAPTER 11 BANKRUPTCY, EASTERN DISTRICT OF LOUISIANA, CASE NO. 94-1366

     On October 28, 1994, Ba-Mak filed a Chapter 11 Petition with the United States District Court (Bankruptcy Division) for the Eastern District of Louisiana, Bankruptcy Case #94-13661. On April 20, 1995, the Bankruptcy Court granted the motion of the United States Trustee to convert the case to a proceeding under Chapter 7. A Trustee was appointed to liquidate the bankruptcy estate of Ba-Mak, and the liquidation of its assets has been occurring since July 1995. The Registrant's remaining obligation in connection with Ba-Mak is a claim, in the approximate amount of $47,000, against NuOasis Gaming for legal fees incurred during the bankruptcy if the bankruptcy estate does not pay such legal fees in full. The Trustee in the bankruptcy estate has been ordered to pay such fees. As of the date of this Report, the Trustee has not yet closed the bankruptcy estate; however, due to the claims of other creditors, the Registrant does not expect to recover any amount on the Proof of Claim it has filed for funds lent or advanced to Ba-Mak.

(d) CHARLES ARNOLD VS. NONA MORELLI'S II, INC., CASINO MANAGEMENT OF AMERICA AND MDM GAMING PARTNERS, L.P.; DENVER, COLORADO DISTRICT COURT; CASE NO. 95-CV-104

     In January 1995, Charles Arnold ("Arnold"), a consultant to Nona's prior management, initiated a lawsuit against Nona, CMA and MDM alleging that the defendants have denied him a 1% equitable interest in MDM, which was allegedly verbally promised to Arnold by Frank J. Morelli, III and Frank J. Morelli, II for alleged professional services rendered to MDM. Arnold is alleging damages in an amount of $90,000 in connection with this claim. Nona and the other defendants have filed a third-party complaint against FTF, Theodore E. DeTello, Frank J. Morelli, II and Frank J. Morelli, III, seeking full indemnification from them for any damages to which Arnold may be entitled in accordance with a certain Termination Agreement dated December 17, 1993 between the parties. Counsel for the Morelli's has recently indicated that the Morelli's would be taking the Fifth Amendment against testifying in connection with this lawsuit. Since Arnold may not have witnesses to prove the alleged existence of an oral promise, the likelihood of any recovery against CMA, the Registrant's subsidiary, appears to be remote. Counsel for the parties have stipulated to binding arbitration to be held in 1997.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

(e) RUBEN KITAY ET AL. VS. NONA MORELLI'S II, INC. ET AL.; UNITED STATES DISTRICT COURT FOR THE CENTRAL DISTRICT OF CALIFORNIA; CASE NO. 95-4375 RMT
     (SHX)

     On October  10,  1995,  a Second  Amended  Complaint  was filed in the U.S.
District Court for the Central District of California which named the Registrant, Fred G. Luke, John D. Desbrow, Kenneth R. O'Neal, O'Neal & White, P.C., a Texas professional corporation, New World Capital, Inc., Rocci Howe, Euro- Belge (NA) N.V., Structure America, Inc., International Banking Corporation Caribbean (IBCC), and the Luke Family Trust as defendants in an alleged shareholder derivative action (the "Derivative Action") filed on behalf of certain shareholders of the Registrant. The Derivative Action arose from the Stock Purchase and Business Combination Agreement, pursuant to which Nona Morelli's II, Inc. acquired voting control of E.N. Phillips Company, Inc. (now NuOasis Gaming, Inc.) and the events surrounding the bankruptcy of Ba-Mak Gaming International, Inc. The Plaintiffs sought damages according to proof, interest, rescission, attorneys' fees and exemplary damages. Outside counsel for the Registrant in the Derivative Action, and the management of both the Registrant and Nona believe, among other things, that the Plaintiffs do not have standing to file such litigation, have failed to state a proper claim, and do not qualify as representatives in a shareholder action. In response to the Registrant's filing a Motion to Dismiss the Derivative Action, the Action was dismissed without prejudice pursuant to stipulation.

(f)  GUSTAVO  FARIAS ET AL. VS. NONA  MORELLI'S  II, INC. ET AL.;  UNITED STATES
     DISTRICT  COURT  FOR  THE  CENTRAL   DISTRICT  OF   CALIFORNIA;   CASE  NO.
     CV-96-2617-RMT (SHX)

     A Second Amended Complaint entitled Ruben Kitay et al vs. Nona Morelli's II, Inc., et al; United States District Court for the Central District of
California: Case No. 95-4375 RMT(SHx), filed on October 10, 1995, in the U.S. District Court for the Central District of California and subsequently dismissed pursuant to stipulation, was refiled by the Plaintiffs on April 12, 1996, by a complaint entitled Gustavo Farias, et al v. Nona Morelli's II Inc., et al, filed in the United States District Court for the Central District of California, Case No. CV-96-2617-RMT (SHx). The new complaint named the Registrant, its officers, the Registrant's accounting firm and other third parties as defendants in an alleged shareholder derivative action (the "Refiled Action") refiled on behalf of certain shareholders of NuOasis Gaming. The Refiled Action alleges securities fraud and RICO violations in connection with the Stock Purchase and Business Combination Agreement pursuant to which the Registrant acquired voting control of ENP (now NuOasis Gaming), and the events surrounding the bankruptcy of Ba-Mak. The plaintiffs seek damages in an amount not yet ascertained according to proof, interest, rescission, imposition of constructive trust, diminution of share value for the individual defendants, attorneys' fees and exemplary damages. Outside counsel for the Registrant in the Refiled Action, and the management of both NuOasis Gaming and the Registrant believe among other things, that the action was initiated by Mike Savage, a former consultant and current shareholder, and persons affiliated with him, as part of an attempt to take control of NuOasis Gaming; that the Plaintiffs do not have standing to file such litigation; that the Plaintiffs have no competent and credible evidence to support their allegations; that they have failed to state a proper claim; and that they do not qualify as proper representatives in a shareholder action. After the filing of the Registrant's Motion to Dismiss in the original action, the original action was voluntarily dismissed by the Plaintiffs. The Registrant has filed a Motion to Dismiss the Refiled Action. As of the date of this Report, all but three of the Plaintiffs have dropped out of the Litigation. In response to the Registrant's Motion to Dismiss, the remaining Plaintiffs have voluntarily dismissed most of the other Defendants and have dismissed the RICO claims. The Registrant's accounting firm and chief financial officer have been dismissed as Defendants. The Motion to Dismiss the remaining claims is currently pending.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

(g)    INVESTIGATION

    Since November 1991, the U.S. Securities and Exchange Commission (the "SEC") has been conducting an investigation into trading in the Registrant's common stock. The investigation appeared to focus on trading in the Registrant's common stock during 1990 and 1991 by individuals who are no longer associated with the Registrant in any managerial or employment capacity, as the SEC has alleged that a broker hired by Douglas J. Phillips and Hal B. Phillips (collectively, the "Phillips") manipulated the trading volume of the stock in order to enable the Phillips' to sell more of the stock which they held personally. The Registrant has fully cooperated with the SEC in this investigation. Counsel for the Registrant submitted a brief to the SEC arguing that proceedings should not be instituted against the Registrant, since the Registrant itself (i) did not benefit in any way, and (ii) has now completely disassociated itself from the persons who were allegedly involved in the scheme and benefited from it (except for their prior status as minority shareholders). The SEC has indicated that it is not seeking financial compensation or damages from the Registrant, but it has not indicated whether it will bring any charges in connection with this investigation. However, after consultation with counsel, management believes that, ultimately, any action brought by the SEC will not have any material adverse effect on the Registrant's future operations or consolidated financial statements. Additionally, there was no activity under this investigation during fiscal year 1996. In July 1996, the Phillips, along with certain brokers, were charged with stock manipulation in an indictment. No charges were filed against the Registrant or its present management.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    None.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED
              STOCKHOLDER MATTERS.

    Following the completion of the Registrant's public offering in July 1988, the Registrant's common shares have been traded in the over-the-counter market and were quoted in the NASDAQ System under the symbol ENPQ commencing March 1, 1990. On May 12, 1992, the Registrant was delisted from the NASDAQ System and, on the same day, was listed on the NASD-OTC Bulletin Board where it currently trades under the symbol "NUOG". The Registrant's securities are not publicly traded on any other market. Set forth below are the high and low bid prices for the Common Stock of the Registrant for each quarterly period commencing October 1, 1994:

                                               Bid Price of Common Stock
                                             -----------------------------

          Fiscal 1996                        Low                      High
          ----------------------             ----                     ----
          Quarter ended 12/31/95             $.01                     $.24
          Quarter ended 03/31/96             $.01                     $.22
          Quarter ended 06/30/96             $.01                     $.62


          Fiscal 1995                        Low                      High
          ----------------------             ----                     ----
          Quarter ended 12/31/94             $.01                     $.20
          Quarter ended 03/31/95             $.01                     $.19
          Quarter ended 06/30/95             $.01                     $.25
          Quarter ended 09/30/95             $.01                     $.24

    Such  quotations  reflect  inter-dealer  prices,   without  retail  mark-up,
mark-down or commissions and may not necessarily represent actual transactions.

    As of August 30, 1996, the Registrant had 3,927 shareholders of record and in excess of 2,000 persons who were beneficial shareholders of its common stock.

    The Registrant has never paid cash dividends on its common stock. At the present time, the Registrant's anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, in order to finance the development of its business. Dividends on common stock may not be paid unless provision has been made for payment of preferred dividends.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    The Registrant has incurred net losses and negative cash flows from operating activities since its inception in 1988. The Registrant had cash and cash equivalents of approximately $84 and $866 as of June 30, 1996 and September 30, 1995, respectively, and negative working capital of $769,012 and $580,123 as of June 30, 1996 and September 30, 1995, respectively. The increase in working capital deficiency is a direct result of the Registrant having no operating revenues during the nine months ended June 30, 1996 to cover fees for professional services and other overhead that the Registrant has incurred. As of the date of this Report, the Registrant has no material commitments for capital expenditures.

    As a result of the Registrant having no revenue producing activities, the Registrant had limited cash and cash equivalents remaining as of June 30, 1996 to finance future operations. The Registrant has received financial support from Nona of approximately $155,000 during fiscal 1996, and is dependent upon Nona for future working capital. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Registrant's existence is dependent upon continuing financial support from Nona which is estimated to be approximately $1.1 million for the next fiscal year based upon agreements and obligations the Registrant has at June 30, 1996. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern. As such, the Registrant's independent accountants have modified their report to include an explanatory paragraph with respect to such uncertainty.

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

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

CASH FLOWS


                                                        Nine Months             Year Ended
                                                      Ended June 30,           September 30,
                                                           1996                    1995
                                                  ---------------------    ---------------------

Cash used in operating activities                 $             (26,282)   $            (196,963)
Cash provided by financing activities             $              25,500    $              35,500
Net decrease in cash                              $                (782)   $            (161,463)


    Cash used in operating activities decreased to $26,282 for the nine months ended June 30, 1996 from $196,963 for the year ended September 30, 1995, which was primarily attributable to the Chapter 7 bankruptcy proceedings of the Registrant's operating subsidiary which commenced April 20, 1995.

    Cash provided by financing activities of $25,500 for the nine months ended June 30, 1996 and $35,500 for the year ended September 30, 1995, was attributable to proceeds received from the President of the Registrant for options exercised.

    During fiscal 1996, 868,824 common shares were issued upon exercise of options by the President of the Registrant in the amount of $104,258, or $.12 per share. The Registrant received a note receivable in the amount of $78,758 and a cash payment of $25,500 as consideration for the exercise of options. The note receivable has been classified as Stockholder Receivable at June 30, 1996.

    RESULTS OF OPERATIONS

     NINE MONTHS ENDED JUNE 30, 1996  COMPARED TO THE YEAR ENDED  SEPTEMBER  30,
1995

    Gaming revenues totaled $884,077 during the twelve months ended September 30, 1995, and were derived from gaming operations. There were no gaming revenues during the nine months ended June 30, 1996 due to the cessation of operations by Ba-Mak. During the twelve months ended September 30, 1995, the Chapter 11 and Chapter 7 bankruptcy proceedings significantly hindered operations which finally ceased April 20, 1995.

    Gaming operating expenses totaled $776,827 for the year ended September 30, 1995, the major components of which were location and charitable organization split costs, license and permit fees, legal fees, salaries, payroll and applicable taxes and depreciation. There were no gaming operation expenses during fiscal year 1996 due to the cessation of operations by Ba-Mak.

     General and administrative expenses totaled $164,414 for the nine months ended June 30, 1996, representing a decrease of $127,219 from the year ended September 30, 1995. Professional services totaled $401,236 for the nine months ended June 30, 1996, representing a decrease of $205,932 from the year ended September 30, 1995. Decreases in both general and administrative expenses and professional services were primarily attributable to comparing a shorter year of nine months ended June 30, 1996 to a longer year of twelve months ended September 30, 1995.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

    Gain on disposal of investments in the amount of $38,510 during the nine months ended June 30, 1996 resulted from the sale of marketable securities that the Registrant had previously fully reserved in prior fiscal years.

    Loss on disposal of investments during the year ended September 30, 1995, resulted trom the cessation of all gaming operations at Ba-Mak and accordingly, Ba-Mak was accounted for as a disposition of an investment during fiscal 1995 which resulted in (a) the write-off of $1,056,978 and $1,415,050 of total assets and liabilities, respectively; and (b) a net loss on disposal of investment of approximately $140,949.

    As a result of Ba-Mak's bankruptcy proceedings, and due to a shorter current fiscal year, the Registrant's net loss from operations decreased to $797,140 during the nine months ended June 30, 1996 as compared to $1,096,705 during fiscal year 1995.

    On June 30, 1996 and September 30, 1995, the Registrant had net operating loss carryforwards of approximately $7,300,000 and $6,900,000, respectively, available for federal income tax purposes that expire through 2009. If the holder of the Series B Preferred shares converts the Series B Preferred shares into shares of common stock, there would be a greater than 50% change in the ownership of the Registrant's common stock and Internal Revenue Code Section 382 would place certain restrictions on the amount of the net operating loss ("NOL") that could be utilized in future years. Internal Revenue Code Section 382 limits the use of NOL's to the extent of an amount equal to the fair market value of the Registrant just prior to the 50% or greater change in ownership multiplied by the Federal Long Term Discount Rate. A valuation allowance was recorded in the financial statements to offset the tax benefit resulting from utilization of the NOL carryforward due to the uncertainty surrounding the realization of such tax asset.


ITEM 7.  FINANCIAL STATEMENTS

    Financial Statements are referred to in Item 14(a) and listed in the Index to Financial Statements filed as part of this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    There were no changes in or disagreements with accountants during fiscal year 1996.

    A Current Report on Form 8-K dated November 8, 1995 was filed on November 16, 1995, reporting under Item 4 a change of accountants on November 8, 1995 from C. Williams & Associates, P.C. to Raimondo, Pettit & Glassman and a change in fiscal year end from September 30 to June 30.

    A Current Report on Form 8-K dated December 23, 1994 was filed on December 27, 1994 and amended on December 19, 1995, reporting under Item 4 a change of accountants on December 12, 1994 from J.H. Cohn & Company ("JHC") to C. Williams & Associates, P.C.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

    The report of Raimondo, Pettit & Glassman with respect to the 1995 and 1996 fiscal year financial statements included an explanatory paragraph with respect to the substantial doubt existing about the ability of the Registrant to continue as a going concern due to its recurring net losses, negative cash flows from operating activities since its inception, limited liquid resources, negative working capital and its primary operating subsidiary filing for protection under Chapter 7 of the Bankruptcy Code.

    The report of C. Williams & Associates, P.C. with respect to the 1994 fiscal year financial statements included an explanatory paragraph with respect to the substantial doubt existing about the ability of the Registrant to continue as a going concern due to its recurring net losses, negative cash flows from operating activities since its inception, limited liquid resources, negative working capital and its primary operating subsidiary filing for protection under Chapter 11 of the U.S. Bankruptcy Code. On January 29, 1996, the Texas State Board of Public Accountancy made a determination that the firm of C. Williams & Associates, P.C. was not properly licensed to practice public accounting in Texas, retroactive back to March 2, 1995.

    The firm of C. Williams & Associates, P.C. performed the audit of the Registrant's financial statements for the year ended September 30, 1994 and issued its report on that audit on February 5, 1995, which is prior to the revocation of Mr. Williams' license on March 2, 1995.

    Article 2 of Regulation S-X provides that,  after March 2, 1995, the firm of
C. Williams & Associates, P.C. is not qualified to practice before the Commission. Shareholders of the Registrant continue to retain legal rights to sue and recover damages from C. Williams & Associates, P.C., for material misstatements or omissions, if any, in the financial statements.

    Should C. Williams & Associates, P.C. dissolve under the laws of Texas, its state of incorporation, the rights of the Registrant's shareholders to sue and recover damages from C. Williams & Associates, P.C. and its directors, officers and shareholders would be determined by the laws of the State of Texas governing the dissolution of Texas professional corporations or possibly federal securities laws or the laws of the state in which the Registrant's shareholders reside.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

    The Registrant, pursuant to its bylaws, maintains a Board of Directors of between one and twenty five directors and officers, composed of President, Secretary and Chief Financial Officer. Any two or more officer positions may be held by the same person. The directors and officers during fiscal year 1996 are as follows:



                         Position Held
Name                     with the Registrant      Age       Dates of Service
-----------------        --------------------     ---       -----------------------------------

Fred G. Luke             Chairman of the          49
                         Board and President;               March 30, 1994 to Present
                         Chief Financial                    March 30, 1994 to October 24, 1994
                         Officer
John D. Desbrow          Secretary                41        March 30, 1994 to July 20, 1994 and
                                                            November 8, 1994 to Present
                         Director                           March 30, 1994 to July 20, 1994

Steven H. Dong           Chief Financial                    30 July 16, 1995 to Present
                         Officer


    All directors of the Registrant hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. As of the date of filing this Report, there has been one Director since Mr. O'Neal's resignation as a Director on July 15, 1995. Vacancies in the Board of Directors are filled by the remaining members of the Board until the next annual meeting of shareholders. The three nominees, as of August 25, 1996 for election at the Registrant's next annual meeting are Fred G. Luke, Jonathan Small and Royce Warren. The officers of the Registrant are elected by the Board of Directors at its first meeting after each annual meeting of the Registrant's shareholders and serve at the discretion of the Board of Directors or until their earlier resignation or death.

(b)      BUSINESS EXPERIENCE

    The following is a brief account of the business experience for at least the past five years of each director, director nominee and executive officer of the Registrant, including principal occupations and employment during that period, and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

    All of the directors are elected at the annual meeting of shareholders to serve for one year or until their successors are elected and have qualified. Officers serve at the discretion of the Board of Directors.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

     FRED G. LUKE. Mr. Luke has been Chairman of the Board and President of the Registrant since March 30, 1994. Mr. Luke has over twenty-six (26) years of experience in domestic and international financing and the management of privately and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Executive Officer and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with the Registrant, Mr. Luke currently serves as Chairman and Chief Executive Officer of the Registrant's parent company, Nona, as well as Chairman and President of NuVen Advisors, Inc., ("NuVen Advisors") formerly New World Capital, Inc. ("New World"), President and Director of The Toen Group, Inc. ("Toen"), President of Hart Industries, Inc. ("Hart"), and Chairman and President of Diversified Land & Exploration Co. ("DL&E"). DL&E is a former publicly traded independent natural resource development company engaged in domestic oil and gas exploration, development and production. Prior to 1995, DL&E was a 90% owned subsidiary of Basic Natural Resources, Inc. ("BNR"). From 1991 through 1994, Mr. Luke served as the President and a Director of BNR. BNR is presently inactive. Hart and DL&E were formerly in the environmental services and natural gas processing business, respectively. Both Hart and Toen are public companies which were formerly traded on NASDAQ or the OTC Bulletin Board. Neither Hart nor Toen have ongoing operations. Nona is a publicly traded (OTC:
Bulletin Board) diversified holding company with overseas gaming and domestic pasta production subsidiaries, in addition to the Registrant. NuVen Advisors provides managerial, acquisition and administrative services to public and private companies including the Registrant, Nona, Hart and Toen. NuVen Advisors, which is controlled by Fred G. Luke, as Trustee of the Luke Family Trust, is an affiliate of both Nona and the Registrant. NuVen Advisors is a stockholder of Hart, DL&E and Nona, and provides management, general and administrative services, and merger and acquisition services to Hart, DL&E and Nona pursuant to independent Advisory and Management Agreements. Mr. Luke also served from 1973 through 1985 as President of American Energy Corporation, a privately held oil and gas company involved in the operation of domestic oil and gas properties. From 1970 through 1985 Mr. Luke served as an officer and Director of Eurasia, Inc., a private equipment leasing company specializing in oil and gas industry equipment. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

     JOHN D. DESBROW. Mr. Desbrow has been Secretary of the Registrant since November 8, 1994 and was the Secretary from March 30, 1994 to July 20, 1994. Mr. Desbrow is also the Secretary of the Registrant's parent company, Nona. Mr. Desbrow is a member in good standing of the State Bar of California and has been since 1980. Prior to joining the Registrant, Mr. Desbrow was in the private practice of law. Mr. Desbrow received his Bachelor of Science degree in Business Administration from the University of Southern California in 1977, his Juris Doctorate from the University of Southern California Law Center in 1980, and his Master of Business Taxation degree from the University of Southern California Graduate School of Accounting in 1982. Mr. Desbrow has also been serving as a Director and Secretary of Hart Industries, Inc. since July 31, 1993. Mr. Desbrow has been a director of The Toen Group Inc. since September 28, 1994.

     JONATHAN L. SMALL. Mr. Jonathan L. Small, as an independent consultant, has been a Director of Nona since March 17, 1994. Mr. Small is currently a member in good standing of the State Bar of California and has been since 1980. Mr. Small is in the private practice of law. Mr. Small's law practice consists of the regulation, due diligence, planning tax opinions for private placement offerings in oil and gas, real estate, banking, alternative energy, investment and venture capital programs; financial business and individual planning; civil litigation and general business matters. Prior to forming his private law practice, Mr. Small was a tax accountant with Arthur Young & Company in 1981 and 1982. Mr. Small served as Director, General Counsel and Assistant Secretary of Basic Natural Resources, Inc. from June 1992 to September 1994. Mr. Small has served as Secretary and General Counsel for Diversified Land and Exploration since March 1988. Mr. Small resigned as a Director of Nona in January 1996.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

     ROYCE WARREN. Mr. Royce Warren is Director of Operations of the Indian Springs Casino in Indian Springs, Nevada. Mr. Warren has more than 25 years experience in gaming personnel recruitment.

     STEVEN H. DONG. Mr. Dong, a Certified Public Accountant, and as an independent Consultant serves as Chief Financial Officer of the Registrant. Mr. Dong replaced Kenneth R. O'Neal who resigned as the Registrants' Chief Financial Officer and as a Director effective July 16, 1995. Prior to joining the Registrant, Mr. Dong worked with the international accounting firm of Coopers & Lybrand since 1988. As an Assurance Manager with Coopers & Lybrand, Mr. Dong's experience consisted of providing financial accounting and consulting services to privately and publicly held companies. In addition to his position with the Registrant, Mr. Dong currently serves as Chief Financial Officer of Nona, Hart and Toen. Mr. Dong received his Bachelor of Science degree in Accounting from Babson College in 1988 and is a member in good standing with the California Society of Certified Public Accountants and American Institute of Certified Public Accountants.

    (c)  COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Registrant's officers and directors, and persons who own more than ten percent of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

    Based solely on review of the copies of such forms furnished to the Registrant, or representations that no Forms 5 were required or filed, the Registrant believes that during the periods from October 1, 1995 through June 30, 1996, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with except Fred G. Luke in March 1996 filed a late Form 4 for the month of August 1995 reporting the acquisition in August 1995 of option rights to purchase up to 3,000,000 shares of the Registrant's common stock. In November 1996 Steven Dong filed Form 5 for the fiscal year ending June 30, 1996 reporting his acceptance of the office of Chief Financial Officer in July 1995 and his acquisition in July 1995 of an option to purchase 275,000 shares of the Registrant's common stock. In November 1996, John D. Desbrow filed an amended Form 4 for the month of April 1996 reporting the acquisition in April 1996 of an option to purchase 275,000 shares of the Registrant's common stock.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

ITEM 10.  EXECUTIVE COMPENSATION.

(a)      SUMMARY COMPENSATION TABLE

    The following summary compensation table sets forth in summary form the compensation received during each of the Registrant's last three completed fiscal years by the Registrant's President and four most highly compensated executive officers other than the President.


                                                                                            LONG TERM COMPENSATION
                                                                                ------------------------------------
                                           ANNUAL COMPENSATION                            AWARDS             PAYOUTS
                              -----------------------------------------------   ----------------------       -------
                                                                 Other Annual   Restricted                   LTIP      All Other
Name and Principal            Fiscal                   Bonus     Compensation   Stock          Options       Payouts   Compensation
Position                      Year      Salary ($)     ($)       ($)            Award(s)       (#)           ($)       ($)
--------------------------    ------    ----------     -----     ------------   ----------     -------       -------   ------------

Fred G. Luke                  1994      $27,000(1)     -         -              -              -             -         -
 President and
 Director                     1995      $59,000(1)     -         -              -              3,000,000     -         -
 (3-30-94 to Present)
                              1996                     -         $25,000(4)     -              -             -         -
                                        $40,500(3)
-----------------------------------------------------------------------------------------------------------------------------------
John Desbrow                  1994      $18,000(2)     -         -              -              -             -         -
 Secretary  (4-94 to 7-94
 and 11-94 to present) and    1995      $43,000(2)     -         -              -              -             -         -
 Director (4-94 to 7-94)      1996      $43,750(3)     -         -              -              275,000       -         -
-----------------------------------------------------------------------------------------------------------------------------------
Steven H. Dong                1994         -           -         -              -              -             -         -
 CFO (7/95 to Present)        1995      $5,000         -         -              -              275,000       -         -
                              1996      $15,000(3)     -         -              -              -             -         -


                                                    [NUOGAM\10K\96\96KSB.CLN]-22

(1) Total compensation of $86,000 was accrued and expensed for Fred G. Luke; however, no cash payments have been made. Approximately $27,000 of the $86,000 compensation represents amount of compensation retroactive from April 1, 1994 to September 30, 1994, which is included in the table for fiscal year 1994. Mr. Luke's salary for fiscal year 1996 has been accrued and the Registrant owes Mr. Luke $126,500 as of June 30, 1996.

(2) Based on amounts billed to the Registrant by Mr. Desbrow. Mr. Desbrow billed $18,000 or $3,000 per month for the six months ended September 30, 1994 for his services as Secretary and $4,000 or $1,000 per month for his services as Director from April 1994 to July 1994. Mr. Desbrow received 337,500 shares in January 1995, of which the proceeds from 225,000 shares were applied to amounts due for the 1994 fiscal year. Mr. Desbrow billed $18,000 or $3,000 per month for the first six months of fiscal 1995 and $25,000 or $4,167 per month for the second six months of fiscal 1995. The proceeds from 112,500 of the shares issued in January 1995 and 112,500 shares issued in March 1995 were applied to amounts due for fiscal year 1995. In June 1995 Mr. Desbrow received 600,000 shares of which the proceeds from 225,000 shares were applied to the amounts due for fiscal year 1995. The remaining 375,000 shares have been applied towards services performed in fiscal year 1996. No shares were issued during fiscal 1996.

(3) Amounts for fiscal year 1996 represent the nine months ended June 30, 1996, whereas amounts for fiscal years 1995 and 1994 represent the years ended September 30, 1995 and 1994.

(4) Other Annual Compensation of $25,000 represents payments in excess of reimbursable expenses pursuant to Mr. Lukes Employment Agreement.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

(b)  OPTION AND LONG-TERM COMPENSATION

     The following table sets forth in summary form the aggregate options granted during the fiscal year 1995 and fiscal year 1996 by the Registrant's President and four most highly compensated executive officers other than the President.


                                        Number of           Percent of Total
                                        Shares              Options/
                              Fiscal    Under               SAR's Granted       Exercise or
                              Year      Options/SAR's       to employees        Base Price     Expiration
            Name              Granted   Granted             in Fiscal Years     ($/Sh)         Date
-----------------------       -------   -------------       ---------------     -----------    ----------

Fred G. Luke, President
 and Director                 1995      3,000,000(1)        53%                 $.12           7/00
NuVen Advisors, Inc.(2)       1995      2,000,000           35.4%               $.10           3/97
Steven H. Dong, CFO           1995      275,000             4.8%                $.12           7/00
John D.  Desbrow              1996      275,000             100%                $.12           7/00



     The following table sets forth in summary form the aggregate options exercised during fiscal year 1996, and the June 30, 1996 value of unexercised options for the Registrant's President and four most highly compensated executive officers other than the President.

                                                                                                         Value of Unexercised
                                                                      Number of Unexercised              In-the-Money
                                                                      Option/SAR's at Fiscal             Options/SAR's at Fiscal
                                                                      Year-End (#)                       Year-End ($)
                         Shares                                       --------------------------------   -----------------------
                         Acquired                                     Exercisable/                       Exercisable/
            Name         on Exercise (#)     Value realized ($)       Unexercisable (d)                  Unexercisable
-----------------------  ---------------     ------------------       --------------------------------   -----------------------

Fred G. Luke, President                                                 481,176 Exercisable              $173,205  Exercisable
and Director (1)         868,824             $104,258                 1,650,000 Unexercisable            $594,000  Unexercisable

NuVen Advisors, Inc.(2)  _                   _                        2,000,000 Exercisable              $760,000  Exercisable

Steven H. Dong, CFO      _                   _                          275,000 Exercisable              $ 99,000  Exercisable

John D.  Desbrow,        _                   _                          275,000 Exercisable              $ 99,000  Exercisable
Secretary


(1) Options vest at a rate of 50,000 per month over a five year term ending March 31, 1999.

(2) The Luke Family Trust (the "Luke Trust") owns 93% of NuVen Advisors, formerly New World. Fred G. Luke, as Co-Trustee of the Luke Trust determines the voting of such shares and, as a result, may be deemed to control the Luke Trust.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

    There were no awards under long-term incentive plans, such as phantom stock grants and restricted stock grants that vest upon satisfaction of performance goals.

(c) PENSION PLANS AND OTHER BENEFIT OR ACTUARIAL PLANS

    The Registrant has no annuity, pension or retirement plans or other plans for which benefits are based on actuarial computations.

(d) EMPLOYMENT AND CONSULTING CONTRACTS

    In August 1995, the Registrant entered into an Employment Agreement with Fred G. Luke, the Registrant's Chairman and President. Mr. Luke has been serving as the Registrant's Chairman and President since approximately March 31, 1994. The terms of the Employment Agreement call for Mr. Luke to receive approximately $4,500 per month, retroactive to April 1, 1994, for five (5) years as a base salary; granted him an option to purchase 3,000,000 shares of the Registrant's common stock at an exercise price of $.12 per share; provides him with an annual bonus based upon a number of factors related to the Registrant's growth and performance which include (a) serving on the Registrant's Board of Directors and as its President; (b) providing advice concerning mergers and acquisitions; (c) corporate finance; (d) day to day management; (e) guidance with respect to general business decisions; (f) other duties commonly performed by the President of a publicly-held company; and requires the Registrant to purchase life insurance coverage, reimburse vehicle expenses, and provide other fringe benefits. Between March 31, 1994 and September 30, 1994, Mr. Luke received no cash payments for his services. In August 1995, the Registrant agreed to retroactively compensate Mr. Luke for past services in the amount of $27,000 for the period April 1, 1994 to September 30, 1994 and $59,000 for the period October 1, 1994 to September 30, 1995. No bonuses have been accrued, paid or are owed as of the date of this Report. The Registrant expensed $40,500 and $86,000 during fiscal 1996 and 1995, respectively, and had $126,500 due to Mr. Luke as of June 30, 1996.

    Effective April 1, 1994, the Registrant entered into a Consulting Agreement with John D. Desbrow for the engagement of Mr. Desbrow to perform legal services and to hold the office of Secretary, on behalf of the Registrant, for the period from April 1, 1994 to March 31, 1995. Between April 1, 1994 and September 30, 1994, Mr. Desbrow did not receive any funds or shares of common stock in the Registrant but in fiscal 1995, he did bill and eventually received from the sale of shares $3,000 per month for services rendered as Secretary from April 1, 1994 to September 30, 1994 all of which was expensed in fiscal year 1994.
Additionally, the Registrant expensed $4,000 for services rendered by Mr. Desbrow as a Director from April 1994 to July 1994.

     Effective April 1, 1995, the Registrant and Mr. Desbrow renewed the Consulting Agreement through March 31, 1996. Under the renewed Consulting Agreement the Registrant contracted to pay Mr. Desbrow $50,000 for the renewal term payable in the Registrant's common stock. 1,050,000 shares were registered for issuance on Forms S-8 filed with the Securities and Exchange Commission during the 1995 fiscal year for payment of sums earned during fiscal years 1994 and 1995. Under the terms of the Consulting Agreement, Mr. Desbrow invoices the Registrant and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under Section 16 (b), Mr. Desbrow and the Registrant have agreed the price paid for the shares is deemed to be $50,000. As of September 30, 1995, Mr. Desbrow held 600,000 shares which were to be utilized for current and future services incurred. Effective April 1, 1996, the Consulting Agreement was renewed through March 31, 1997 at an annual rate of $75,000 and granted him an option to purchase 275,000 shares of the Registrant's Common Stock at an exercise price of .12 per share. The Registrant expensed $43,750 and $43,000, during fiscal 1996 and 1995, respectively, and had $8,252 due from Mr. Desbrow as of June 30, 1996.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

    In July 1995, the Registrant entered into a Consulting Agreement with Mr. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement the Registrant agreed to pay Mr. Dong $20,000 per annum in cash or in the Registrant's common stock, payable monthly in arrears, and granted him an option to purchase 275,000 shares of the Registrant's common stock at an exercise price of $.12 per share. Cash payments of $5,000 were made to Mr. Dong by the Registrant during fiscal 1995. No shares were issued to Mr. Dong during fiscal 1995 or 1996. During fiscal 1996, the Consulting Agreement was renewed for fiscal 1997 for an amount of $39,000 per annum. The Registrant expensed $15,000 and $5,000 during fiscal 1996 and 1995, respectively, and had $15,000 due to Mr. Dong as of June 30, 1996.

    ADVISORY AGREEMENTS WITH AFFILIATE

     The Luke Trust and Lawver Corporation own 93% and 7%, respectively, of NuVen Advisors. Fred G. Luke, as trustee of The Luke Trust, controls the Luke Trust, and Mr. Lawver is the majority shareholder of Lawver Corp. and thereby controls Lawver Corp. Mr. Lawver is President of Fantastic Foods International, Inc., a wholly owned subsidiary of Nona.

    Effective April 1, 1994, the Registrant entered into an Advisory and Management Agreement with NuVen Advisors for the engagement of NuVen Advisors to perform administrative, human resource and merger/acquisition services consisting of (a) management of the use, purchase and disposition of the
Registrant's assets including, by way of illustration, the evaluation of economic, statistical, financial and other data, and formulation and/or implementation of the Registrant's business plan; and (b) management of the Registrant's operations including, by way of illustration, the furnishing of routine supervisory, and administrative services and the supervision of administrative personnel including, by way of illustration, consultant recruiting and screening; and (c) preparation of the usual and customary reports required of a publicly-held company subject to the reporting requirements of the Securities Exchange Act of 1934; and (d) furnishing of office space, facilities and equipment for the Registrant's non-exclusive use. The Registrant has significantly reduced or eliminated completely its human resource and payroll obligations and requirements, but the Registrant continues to require the administrative, audit and consultant screenings, and merger/acquisition services. The Registrant anticipates continued reliance on the services provided under the Advisory and Management Agreement until such time it has, or its subsidiaries have, the need and sufficient cash flow to justify performing such services in-house. Pursuant to such Agreement, the Registrant agreed to pay NuVen Advisors $180,000 annually, payable monthly in $15,000 increments in arrears, and granted NuVen Advisors an option to purchase 2,000,000 shares of the Registrant's common stock exercisable at a price of $.10 per share. During fiscal year 1996, the Advisory and Management Agreement was renewed effective October 1, 1995, for $120,000 annually. The Registrant expensed $90,000 and $180,000, during fiscal years 1996 and 1995, respectively, and had $118,000 due to NuVen Advisors as of June 30, 1996.

     Effective April 1, 1994, CMA entered into an Advisory and Management Agreement with NuVen Advisors for the engagement of NuVen Advisors to perform administrative, human resource and merger/acquisition services consisting of (a) management of the use, purchase and disposition of CMA's assets including, by way of illustration, the evaluation of economic, statistical, financial and other data, and formulation and/or implementation of CMA's business plan; and
(b)  management  of CMA's  operations  including,  by way of  illustration,  the furnishing of routine supervisory and administrative services and the supervision of administrative personnel including, by way of illustration, consultant recruiting and screening; and (c) furnishing of office space, facilities and equipment for CMA's non-exclusive use. CMA has significantly reduced or eliminated completely its human resource and payroll obligations and requirements, but CMA continues to require the administrative, audit and consultant screenings, and merger/acquisition services. CMA anticipates continued reliance on the services provided under the Advisory and Management Agreement until such time it has, or its subsidiaries have, the need and sufficient cash flow to justify performing such services in-house. Pursuant to such Agreement CMA agreed to pay NuVen Advisors $120,000 annually, payable monthly in $10,000 increments in arrears, and granted NuVen Advisors an option to purchase up to five percent (5%) of CMA's common stock outstanding at the time of exercise, exercisable at a price per share equal to one hundred ten percent (110%) of the book value of such shares. During fiscal year 1996, the Advisory and Management Agreement was renewed for fiscal year 1997. CMA expensed $120,000 and $90,000 during fiscal years 1996 and 1995, respectively, and had $159,000 due to NuVen Advisors as of June 30, 1996. The option given to NuVen Advisors by CMA, if exercised, will (a) result in an infusion of working capital into CMA; and, (b) reduce the Registrant's ownership of CMA by five percent (5%), which management believes will not have any material adverse effect on the Registrant's financial condition or investment in CMA.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

(e) DIRECTOR COMPENSATION

    The Registrant has no standard arrangements by which its directors are compensated.

(f) INTERLOCKING RELATIONSHIPS OF DIRECTORS

    The Directors of the Registrant are also Directors of Nona as of the filing date of this Report.


ITEM  11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

    The following table set forth, as of October 31, 1996, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more of the Registrant's voting securities and each officer, director, director nominees, and all officer's and directors as a group. Unless otherwise indicated, each person has beneficial voting and investment power with respect to the shares owned.

                             Shares of
                             Common Stock            Number And Percent of
Name and Address of          Beneficially            Class if Additional Common
Beneficial Owners(1)         Owned(2)                Shares are Authorized(3)
----------------------       ---------------------   --------------------------
                             Number     Percentage   Number         Percentage
                             ------     ----------   -------------  -----------
Nona Morellis II, Inc.       0          -            31,500,000(4)  51.22%

Fred G.  Luke                0          -               681,176      2.22%

Steven H.  Dong              0          -               275,000       .91%


John D.  Desbrow             96,250     .32%            371,250      1.22%
                             ------                  ----------

All directors and            96,250     .32%         32,827,426     53.72%
executive officers as        ======                  ==========
a group

Joseph Monterosso            0          -            19,500,000(5)  39.39%
550 15th Street
San Francisco, CA 94103

Structure America, Inc.      0          -             2,000,000(6)   6.25%
550 N.  Jefferson
Loveland, CO  80537

Nuven Advisors, Inc.         0          -             2,000,000(7)   6.25%
2 Park Plaza
Irvine, CA  92614

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

    The following table sets forth, as of October 31, 1996, the Series B Preferred Stock and 14% Preferred Stock ownership of all holders of more than five percent of the Series B Preferred Stock and 14% Preferred Stock of the Registrant. No officers or directors own any shares of either the Series B or the 14% Preferred Stock.



                                            Shares of Series                    Number and Percent of Class if
Name and Address of                         B Preferred Stock                   Proposal No.
Beneficial Owner(1)                         Beneficially Owned                  1 or 2 is approved(3)
--------------------                        ---------------------               ------------------------------

                                            Number     Percentage               Number         Percentage
                                            -------    ----------               -------    -------------------
Nona Morelli's II, Inc.                     250,000        100%                 250,000             100%

Joseph Monterosso(5)                        250,000        100%                 250,000             100%
550 15th Street
San Francisco, CA 94103

Raymond C. Kitely                           30,000          17.6%               30,000              17.6%
 20079 Glen Arbor
  Court
 Saratoga, CA  95070

Eli Moshe                                   10,000          5.9%                10,000              5.9%
 110 S. Sweetzer,
 No. 301
 Los Angeles, CA
  90048

Walter K. Theis,                            20,000          11.8%               20,000              11.8%
 M.D.
 1200 Corsica Drive
 Pacific Palisades,
  CA  90272

David Seror,
 Chapter 7 Trustee
 for the Estate of
 David A. Paletz                            77,500          45.6%               77,500              45.6%
 221 N. Figueroa
  St., Room 800
 Los Angeles, CA
  90012

Neil Miller                                 15,000          8.8%                15,000              8.8%
 2790 Forrester
  Drive
 Los Angeles, CA
  90064

David Sheetrit                              10,000          5.9%                10,000              5.9%
 c/o Moshe Shram
 929 East Fourteenth
  Street
 Los Angeles, CA
  90021


(1) The address of Nona Morelli's II, Inc. and each executive officer and Director is c/o NuOasis Gaming, Inc. 2 Park Plaza, Suite 470 Irvine, Ca 92614. With the exception of Joseph Monterosso, each stockholder listed in these tables possesses sole voting and investment power with respect to the shares listed opposite the holder's name.

(2) Excludes common shares underlying convertible securities, options or warrants that are presently held but not currently exercisable because the Company's authorized capital is insufficient.

(3) Percentage ownership amounts under the If Additional Common Shares are Authorized column are computed for each holder assuming that convertible securities, options and warrants held by such holder that are exercisable within 60 days are exercised. The effect of options and warrants of other holders are excluded from each holder's percentage computation.



                                                    [NUOGAM\10K\96\96KSB.CLN]-22

(4) Assumes conversion of Series B Preferred shares into 19,500,000 shares of Common Stock and 12,000,000 shares of Common stock which may be issued to Nona on exercise of New Class D Warrants.

(5) Nona has granted Joseph Monterosso an option to acquire the 250,000 shares of Series B Preferred Stock. The table presents the effect of the exercise of such options by Mr. Monterosso. The table presents both Nona and Mr. Monterosso as beneficial owners of the same 250,000 shares of Series B Preferred stock.

(6) On February 29, 1996, Structure America, Inc. received contingent contractual rights for 1,000,000 shares for services to be rendered and an option to purchase 1,000,000 shares at $.12 per share. Under Rule 13d-3 (d)
     (1)(c) Structure America, Inc. is deemed the beneficial owner of 2,000,000 shares even though the shares are not outstanding.

(7) The Luke Family Trust (the "Luke Trust") owns 93% of NuVen Advisors, formerly New World. Fred G. Luke, as Co-Trustee of the Luke Trust determines the voting of such shares and, as a result, may be deemed to control the Luke Trust.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There were no related transactions during the last two fiscal years for which the amount of the transaction or series of similar transactions exceeded $60,000 other than the following:

a)   ISSUANCE OF STOCK OPTIONS AND WARRANTS ON BUSINESS COMBINATION

     On January 13, 1994, the Registrant entered into a Stock Purchase and Business Combination Agreement (the "Stock Purchase Agreement") with Nona Morelli's II, Inc. ("Nona") and Nona's wholly-owned subsidiary, Casino Management of America, Inc. ("CMA"), whereby the Registrant agreed to purchase all of the outstanding capital stock of CMA from Nona in exchange for the Registrant issuing to Nona a) 2,000,000 shares of common stock; b) 250,000 shares of Series B Convertible Preferred Stock; c) 6,000,000 New Class D common stock purchase warrants; and d) an option to purchase up to an additional 6,000,000 shares of common stock. A Closing occurred on March 30, 1994, the "Closing Date", whereby CMA became a wholly-owned subsidiary of the Registrant. The former Board of Directors with the exception of Gary L. Blum, resigned and elected replacement Directors nominated by Nona.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

     SERIES B PREFERRED STOCK

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

     NONA OPTION

     This Option was granted to Nona to enable Nona to purchase any of the shares underlying the New Class A, B and C Warrants that are not exercised by the Warrant holders. The Nona Option for the purchase of up to 6,160,000 shares of common stock is nontransferable and exercisable at $.01 per share. The total number of shares that can be purchased upon exercise of the option is equal to the number of shares of common stock subject to New Class A, New Class B and New Class C Warrants outstanding on March 30, 1994 that eventually expire unexercised. Nona does not presently hold any of the New Class A, B or C Warrants, nor is it currently entitled to exercise its option.

     NEW CLASS D WARRANTS

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

     COMMON SHARES ISSUED TO NONA

     As set forth above, the Registrant issued 2,000,000 common shares to Nona. On September 23, 1994, Nona distributed 1,508,153 of the 2,000,000 common shares to Nona shareholders. The remaining 491,847 shares of common stock in the Registrant were held by Nona as of June 30, 1996.

b)   ADVISORY AGREEMENTS WITH AFFILIATES

     Effective April 1, 1994, the Registrant entered into an Advisory and Management Agreement with NuVen Advisors for the engagement of NuVen Advisors to perform administrative, human resource and merger/acquisition services consisting of (a) management of the use, purchase and disposition of the
Registrant's assets including, by way of illustration, the evaluation of economic, statistical, financial and other data, and formulation and/or implementation of the Registrant's business plan; and (b) management of the Registrant's operations including, by way of illustration, the furnishing of routine supervisory, and administrative services and the supervision of administrative personnel including, by way of illustration, consultant recruiting and screening; and (c) preparation of the usual and customary reports required of a publicly-held company subject to the reporting requirements of the Securities Exchange Act of 1934; and (d) furnishing of office space, facilities and equipment for the Registrant's non-exclusive use. The Registrant has significantly reduced or eliminated completely its human resource and payroll obligations and requirements, but the company continues to require the administrative, audit and consultant screenings, and merger/acquisition services. The Registrant anticipates continued reliance on the services provided under the Advisory and Management Agreements until such time it has, or its subsidiaries have, the need and sufficient cash flow to justify performing such services in-house. Pursuant to such Agreement, the Registrant agreed to pay NuVen Advisors $180,000 annually, payable monthly in $15,000 increments in arrears, and granted NuVen Advisors an option to purchase 2,000,000 shares of the Registrant's common stock exercisable at a price of $.10 per share. During fiscal year 1996, the Consulting Agreement was renewed effective October 1, 1995 for $120,000 annually. The Registrant expensed $90,000, and $180,000, during fiscal year 1996 and 1995, respectively, and had $118,000 due to NuVen Advisors as of June 30, 1996.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

     Effective April 1, 1994, CMA entered into an Advisory and Management Agreement with NuVen Advisors for the engagement of NuVen Advisors to perform administrative, human resource and merger/acquisition services consisting of (a) management of the use, purchase and disposition of CMA's assets including, by way of illustration, the evaluation of economic, statistical, financial and other data, and formulation and/or implementation of CMA's business plan; and
(b)  management  of CMA's  operations  including,  by way of  illustration,  the furnishing of routine supervisory and administrative services and the supervision of administrative personnel including, by way of illustration, consultant recruiting and screening; and (c) furnishing of office space, facilities and equipment for CMA's non-exclusive use. CMA has significantly reduced or eliminated completely its human resource and payroll obligations and requirements, but CMA continues to require the administrative, audit and consultant screenings, and merger/acquisition services. CMA anticipates continued reliance on the services provided under the Advisory and Management Agreement until such time it has, or its subsidiaries have, the need and sufficient cash flow to justify performing such services in-house. Pursuant to such Agreement, CMA agreed to pay NuVen Advisors $120,000 annually, payable monthly in $10,000 increments in arrears, and granted NuVen Advisors an option to purchase up to five percent (5%) of CMA's common stock outstanding at the time of exercise, exercisable at a price per share equal to one hundred ten percent (110%) of the book value of such shares. During fiscal 1996, the Consulting Agreement was renewedeffective October 1, 1995. CMA expensed $90,000 and $120,000 during fiscal years 1996 and 1995, respectively, and had $159,000 due to NuVen Advisors as of June 30, 1996. The option given to NuVen Advisors by CMA, if exercised, will (a) result in an infusion of working capital into CMA; and, (b) reduce the Registrant's ownership of CMA by five percent (5%), which management believes will not have any material adverse effect on the Registrant's financial condition or investment in CMA.

     During fiscal year 1994, the Registrant entered into an agreement with Structure America, Inc. ("SAI") to issue 1,000,000 shares for consulting services. Such services were rendered during fiscal 1995. During fiscal year 1996, the Registrant entered into another agreement with SAI to perform consulting services. Pursuant to such agreement, the Registrant agreed to issue 1,000,000 common shares of the Registrant to SAI and granted SAI an option to purchase 1,000,000 common shares of the Registrant, exercisable at $.12 per share. The agreement is fully contingent upon the final execution and closing of the purchase of National Pools Corporation. The Registrant expensed $75,000 and $54,000 during fiscal years 1996 and 1995, respectively and had approximately $40,000 due to SAI as of June 30, 1996.

c)   ADVANCES FROM AFFILIATE

     The Registrant has received financial support from Nona of approximately $155,000 during fiscal 1996, and is dependent upon Nona for future working capital. As of June 30, 1996, the Registrant had $238,118 due to Nona and classified as Due to Affiliates.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

                                     PART IV

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)  1.   FINANCIAL STATEMENTS

     The financial statements listed in the accompanying index to financial statements and financial statement schedules are filed as part of this report.

     2.   FINANCIAL STATEMENT SCHEDULES

     There were no financial statement schedules required to be filed as part of this Annual Report.

     3.  EXHIBITS

     Unless otherwise noted, Exhibits are filed herewith.

    Exhibit
    Number     Description
    ---------------------------------------------------------------------------
    3.1        Restated Certificate of Incorporation(1)

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

    4.10       New Class D Warrant Agreement to Purchase Common Stock(10)

    4.11       Option Agreement(10)

    9.1        Form of Irrevocable Proxy Coupled with Right of First Refusal.(4)

    10.1       Amended 1989 Non-Qualified Stock Option Plan.(1)

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

    Exhibit
    Number     Description
    ---------------------------------------------------------------------------
    10.2       1989 Incentive Stock Option Plan.(1)

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

    10.7 Stock Purchase and Business Combination Agreement of January 13, 1994 between Nona Morellis's II, Inc., Casino Management of America, Inc. and E.N. Phillips Company (incorporated by reference from 10-KSB for fiscal year ended September 30, 1993, filed on or about March 28, 1994.)

    10.9       Settlement Agreement dated September 13, 1994 between E.N.
                Phillips Company and Douglas J. Phillips.(7)

    10.10      Settlement Agreement and Mutual Release between Douglas J.
                Phillips, Hal B. Phillips and E.N. Phillips Company and Stephen A. Weiner.(7)

    10.11      Advisory and Management Agreement dated February 1, 1995 between
                NuOasis Gaming, Inc. and NuVen Advisors, Inc.(11)

    10.12      Advisory and Management Agreement dated July 1, 1994 between
                Casino Management of America, Inc. and NuVen Advisors, Inc.(11)

    10.13      Employment Agreement dated August 30, 1995 between NuOasis
                Gaming, Inc. and Fred G. Luke.(11)

    10.14      Consulting Agreement dated July 1995 between NuOasis Gaming,
                Inc. and Steven Dong.(11)

    10.15      Consulting Agreement dated October 15, 1994 between E.N.
                Phillips Company and Kenneth R. O'Neal.(8)

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

    Exhibit
    Number     Description
    ---------------------------------------------------------------------------
    10.16      Engagement Letter and Fee Agreement dated November 29, 1995 between NuOasis Gaming, Inc. and J.L. Lawver Corp.(8)

    10.17      Engagement Letter and Fee Agreement dated October 4, 1994
                between NuOasis Gaming, Inc. and John Ris.(8)

    10.18      Engagement Letter and Fee Agreement dated November 15, 1994 between NuOasis Gaming, Inc. And Geoffrey G. Riggs.(8)

    10.19      Engagement Letter and Fee Agreement dated September 13, 1994 between E.N. Phillips Company and Structure America, Inc.(8)

    10.20      Engagement Letter and Fee Agreement dated October 18, 1994 between NuOasis Gaming, Inc. and OTC Communications.(8)

    10.21      Engagement Letter and Fee Agreement dated November 1, 1994 between NuOasis Gaming, Inc. and Citigate, Inc.(8)

    10.22      Consulting Agreement dated April 1, 1994, between NuOasis
                Gaming, Inc. and John D. Desbrow.(8)

    10.23      Engagement Letter and Fee Agreement dated March 7, 1994 between
                NuOasis Gaming, Inc. and John Ris.(9)

    10.24      Consulting Agreement dated April 21, 1995 between NuOasis
                Gaming, Inc. and Sandra V. Alsina.(9)

    10.25      Fee Agreement dated April 12, 1995 between NuOasis Gaming, Inc.
                and Richard O. Weed.(9)

    10.26      First Addendum to Consulting Agreement dated November 22, 1994 between NuOasis Gaming, Inc. and John D. Desbrow.(9)

    10.27      Consulting Agreement dated January 1995 between NuOasis Gaming,
                Inc. and Edward S. Luke.(9)

    10.28      Engagement Letter and Fee Agreement for Services with Structure
                America, Inc.

    10.29      Second Addendum to Consulting Agreement between NuOasis Gaming,
                Inc.  and John D. Desbrow.

    10.30      Second Addendum to Consulting Agreement between NuOasis Gaming,
                Inc.  and Steven H. Dong.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

    Exhibit
    Number     Description
    ---------------------------------------------------------------------------

    24.1       Schedule of Subsidiaries.(5)

    -----------------------------------

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

(3) Previously filed by the Registrant in Post-Effective Amendment No. 5 to the Registrant's Registration Statement on Form S-18 filed March 28, 1990 (File No. 33-19883-NY) and incorporated herein by reference.

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

(7) Previously filed by the Registrant in the Form 10-KSB filed June 29, 1995 and incorporated herein by reference.

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

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

(b)          REPORTS ON FORM 8-K

     (1) On November 10, 1995, the Registrant filed a Current Report on Form 8-K dated November 8, 1995, reporting a change in auditors from C. Williams & Associates to Raimondo, Pettit & Glassman and reporting a change in fiscal year end from September 30 to June 30.

     (2) On December 19, 1995, the Registrant filed an Amended Current Report on Form 8-K/A dated March 31, 1994, reporting revised proforma numbers on the E.N. Phillips-Nona Morelli's Stock Purchase and Business Combination Agreement.

     (3) On December 19, 1995, the Registrant filed an Amended Current Report on Form 8-K/A dated March 31, 1994, reporting a change in auditors from J.H. Cohn & Company to C. Williams & Associates.

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1996.

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NUOASIS GAMING, INC.



Date:    November 22, 1996    By:/s/    Fred G. Luke
                              ------------------------------------------------
                                        Fred G. Luke,
                                        President and Chairman of the Board
                                        and sole Director



Date:    November 22, 1996    By:/s/    Steven H. Dong
                              -------------------------------------------------
                                        Steven H. Dong, Chief Financial Officer


Date:    November 22, 1996    By:/s/    John D. Desbrow
                              -------------------------------------------------
                                        John D. Desbrow, Secretaru

                                                    [NUOGAM\10K\96\96KSB.CLN]-22

                              NUOASIS GAMING, INC.

                          Index to Financial Statements

                                                                          Page

(1)  FINANCIAL STATEMENTS:

     Independent Auditors' Report .........................................F-2

     Consolidated Balance Sheet at June 30, 1996 ..........................F-3

     Consolidated Statements of Operations for the Nine Months Ended
     June 30, 1996 and Year Ended September 30, 1995 ......................F-4

     Consolidated Statements of Stockholders' Equity (Deficiency)
      for the Nine Months Ended June 30, 1996 and Year Ended September
      30, 1995 ............................................................F-5

     Consolidated Statements of Cash Flows for the Nine Months Ended
     June 30, 1996 and Year Ended September 30, 1995 ......................F-6

     Notes to Consolidated Financial Statements ...........................F-7

                                                 [NUOGAM\10K\96:96KSBFIN.CLN]-22

                                       F36

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

                          INDEPENDENT AUDITORS' REPORT

Board or Directors
NuOasis Gaming, Inc.

We have audited the accompanying consolidated balance sheet of NuOasis Gaming, Inc. and subsidiaries (the "Company") as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the nine months ended June 30, 1996 and for the year ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1996, and its results of operations and cash flows for the nine months then ended and for the year ended September 30, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses and negative cash flows from operating activities, has limited liquid resources, has negative working capital and its primary operating subsidiary is in the process of being liquidated under Chapter 7 of the U.S. Bankruptcy Code. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              /s/  RAIMONDO, PETTIT & GLASSMAN
                              ------------------------------------------------
                                   Raimondo, Pettit & Glassman

Torrance, California
October 31, 1996

                                                 [NUOGAM\10K\96:96KSBFIN.CLN]-22

                                       F37


                              NUOASIS GAMING, INC.
                           Consolidated Balance Sheet
                               As of June 30, 1996



                                                                                                As of
                                                                                            June 30, 1996
                                                                                        ---------------------

ASSETS

Current Assets:
Cash and cash equivalents                                                               $                  84
                                                                                        ---------------------
   Total Current Assets                                                                                    84
                                                                                        ---------------------

TOTAL ASSETS                                                                            $                  84
                                                                                        =====================
LIABILITIES AND STOCKHOLDERS'
 DEFICIENCY
Current Liabilities:
 Accounts payable and accrued expenses                                                  $             103,725
 Due to affiliates                                                                                    665,371
                                                                                        ---------------------
   Total Current Liabilities                                                                          769,096
Commitments and Contingencies (Note 7)
Stockholders' Deficiency:
 Preferred stock - par value $.01;  authorized  1,000,000 shares; 14% cumulative convertible; issued and outstanding
  170,000 shares (aggregate liquidation of $304,425)                                                     1,700
 Preferred Stock Series B - par value $2.00;  authorized,
  issued and outstanding 250,000 shares (aggregate liquidation
  of $500,000)                                                                                        500,000
 Common stock - par value $.01;  authorized 30,000,000 shares;
  30,000,000 shares issued and outstanding                                                            300,000
 Stockholder receivable                                                                            (1,447,080)
 Additional paid-in capital                                                                        12,376,196
 Accumulated deficit                                                                              (12,499,828)
                                                                                        ---------------------
   Total Stockholders' Deficiency                                                                    (769,012)
                                                                                        ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS'                                                     $                  84
DEFICIENCY                                                                              =====================



          See accompanying notes to consolidated financial statements.

                                                 [NUOGAM\10K\96:96KSBFIN.CLN]-22

                                       F38


                              NUOASIS GAMING, INC.
                      Consolidated Statements of Operations
    For the Nine Months Ended June 30, 1996 and Year Ended September 30, 1995



                                                            For the Nine Months          For the Year Ended
                                                            Ended June 30, 1996          September 30, 1995
                                                            ---------------------------  -------------------------

Revenues:

Gaming                                                      $                         -  $                 884,077
                                                            ---------------------------  -------------------------
    Totals                                                                            -                    884,077
                                                            ---------------------------- -------------------------
Costs and Expenses:
Gaming, prizes and revenue sharing                                                    -                    776,827
General and administrative                                                      164,414                    291,633
Depreciation and amortization                                                   270,000                    156,376
Loss (gain) on disposal of investments                                          (38,510)                   140,949
Professional Services                                                           401,236                    607,168
Interest Expense                                                                      -                      7,829
                                                            ---------------------------- -------------------------
    Totals                                                                      797,140                  1,980,782
                                                            ---------------------------- -------------------------
Loss before income taxes                                                       (797,140)                (1,096,705)
Provision for income taxes                                                            -                          -
                                                            ---------------------------- -------------------------
Net loss                                                    $                  (797,140) $              (1,096,705)
                                                            ============================ ==========================

Net loss applicable to common stock                         $                  (814,990) $              (1,120,505)
                                                            ============================ ==========================
Net loss per common share                                   $                      (.$3)                      (.05)
                                                            ---------------------------- --------------------------
Weighted average common shares outstanding                                   29,057,660                 23,785,550
                                                            ---------------------------- -------------------------


          See accompanying notes to consolidated financial statements.

                                                 [NUOGAM\10K\96:96KSBFIN.CLN]-22

                                       F39



                              NUOASIS GAMING, INC.
          Consolidated Statements of Stockholders' Equity (Deficiency)
                     For Nine Months Ended June 30, 1996 and
                        the Year Ended September 30, 1995


                                        Preferred            Preferred Stock               Common
                                          Stock                 Series B                     Stock
                                ------------------------------------------------------------------------------   Stockholder
                                       Shares     Amount      Shares     Amount       Shares        Amount        Receivable
                                ------------------------------------------------------------------------------  -------------------

Balances, September 30, 1994           170,000    $1,700      250,000   $500,000      20,643,676    $ 206,437   $     (1,000,000)
Issuance of stock for cash                                                               887,500        8,875
Issuance of stock for consulting
  services(1)                                                                          4,600,000       46,000
Change in Stockholder
  Receivable                                                                                                            (473,773)
   Net loss
                                -------------------------------------------------------------------------------------------------
Balances, September 30, 1995           170,000    $1,700      250,000   $500,000      26,131,176    $ 261,312   $     (1,473,773)
Conversion of loan for stock                                                           3,000,000       30,000
Exercise of stock options                                                                868,824        8,688
Change in Stockholder
  Receivable                                                                                                              26,693
Net loss
                                -------------------------------------------------------------------------------------------------
Balances, June 30, 1996                170,000    $1,700      250,000   $500,000      30,000,000    $ 300,000   $     (1,447,080)
                                ------------------------------------------------------------------------------=------------------





                                   Additional          Retained Earnings   Total
                                   Paid-In             (Accumulated        Stockholders'
                                   Capital             (Deficit)           Equity (Deficiency)
                                --------------------------------------------------------------

Balances, September 30, 1994       $    11,850,673     $    (10,605,983)   $        952,827
Issuance of stock for cash                  26,625                                   35,500
Issuance of stock for consulting
  services(1)                              233,328                                  279,328
Change in Stockholder
  Receivable                                                                       (473,773)
Net loss                                                     (1,096,705)         (1,096,705)
                                   -----------------------------------------------------------
Balances, September 30, 1995       $    12,110,626     $    (11,702,688)   $       (302,823)
Conversion of loan for stock               170,000                                  200,000
Exercise of stock options                   95,570                                  104,258
Change in Stockholder
  Receivable                                                                         26,693
Net loss                                                       (797,140)            (797,140)
                                   -----------------------------------------------------------
Balances, June 30, 1996            $    12,376,196     $    (12,499,828)   $        (769,012)
                                   ===========================================================



(1)  Includes 1,237,500 shares issued to affiliates

           See accompanying notes to consolidated financial statements

                                                 [NUOGAM\10K\96:96KSBFIN.CLN]-22

                                       F40

                              NUOASIS GAMING, INC.
                      Consolidated Statements of Cash Flows


                                                                           For the Nine             For the Year
                                                                           Months Ended                 Ended
                                                                           June 30, 1996         September 30, 1995
                                                                      ---------------------    --------------------------

Operating activities:
  Net loss                                                            $            (797,140)   $               (1,096,705)
 Adjustments to reconcile net loss to net
    cash used in operating activities:
      Effect of common shares issued for payment of services                              -                       263,125
      Depreciation and amortization                                                 270,000                       156,376
      Loss (gain) on disposal of investments and property                           (38,510)                      140,949
   Increase (decrease) from changes in:
         Accounts Receivable                                                              -                       184,767
         Other current assets                                                         50,566                      (38,421)
         Stockholder receivable                                                      143,962                     (473,773)
         Other assets                                                                  7,300                      100,205
         Accounts payable and accrued expenses                                        34,505                      141,113
         Due to affiliates                                                           416,871                      111,565
         Other current liabilities and accrued expenses                            (113,836)                      313,836
                                                                      ----------------------   --------------------------
             Net cash used in operating activities                                  (26,282)                    (196,963)
                                                                      ----------------------   --------------------------
Financing activities:
  Proceeds from issuances of equity securities                                       25,500                        35,500
            Net cash provided by financing activities                                25,500                        35,500
Net decrease in cash and cash equivalents                                              (782)                     (161,463)
Cash and cash equivalents, beginning of year                                            866                       162,329
Cash and cash equivalents, end of year                                $                  84    $                      866
Supplemental disclosures of cash flow data: Cash paid during the period for:
      Interest                                                        $                   -    $                        -
      Income taxes                                                    $               1,600    $                        -
Non-cash financing activities:
      Common stock issued for stockholder note receivable             $              78,758    $                        -
      Loan converted to common stock                                  $             200,000    $                        -


          See accompanying notes to consolidated financial statements.

                                                 [NUOGAM\10K\96:96KSBFIN.CLN]-22

                                       F41

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS ACTIVITIES

DESCRIPTION OF BUSINESS

     NuOasis Gaming, Inc. and its subsidiaries (the "Company"), operates as a holding company for leisure and entertainment related businesses. NuOasis Gaming, Inc. was incorporated in the State of Delaware in 1987. During the nine months ended June 30, 1996 and fiscal year ended September 30, 1995, the Company had two wholly-owned subsidiaries engaged in casino gaming and investment development activities.

     The activities of the Company's subsidiaries have been primarily in the United States.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of NuOasis Gaming, Inc. ("NuOasis") and its wholly-owned subsidiaries, Ba-Mak Gaming International, Inc. ("Ba-Mak"), formerly Phillips Gaming International, Inc., and Casino Management of America, Inc. ("CMA"); the accounts of CMA include its wholly-owned subsidiaries, NuOasis Las Vegas, Inc. ("NuOasis Las Vegas"), and NuOasis Laughlin, Inc. ("NuOasis Laughlin"), and as used herein, are collectively referred to as the "Company" unless the context indicates otherwise. All material intercompany accounts and transactions have been eliminated in consolidation.

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

CHANGE IN FISCAL YEAR

     During the nine months ended June 30, 1996 ("fiscal year 1996"), the Company elected to change its fiscal year end from September 30 to June 30 to facilitate and coincide with Nona Morelli's II, Inc., the Company's controlling parent ("Nona") fiscal year end of June 30. The election of change in fiscal year was reported on Form 8-K filed on November 10, 1995.

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

GOING CONCERN

     The Company has experienced recurring net losses, has limited liquid resources, negative working capital and its primary operating subsidiary was liquidated during the fiscal year 1995. Management's intent is to continue searching for additional sources of capital and new operating opportunities. In the interim, the Company will continue operating with minimal overhead and key administrative functions will be provided by an affiliate, NuVen Advisors (Note
5). The Company has received financial support from Nona of approximately $155,000 during the nine months ended June 30, 1996, and management estimates that Nona will need to contribute approximately $1.1 million in future financial support for the Company to fund its operations through fiscal year 1997. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

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

LOSS PER COMMON SHARE

     Loss per common share is computed based on the net loss for each period, as adjusted for dividends required on preferred stock ($17,850 for the nine months ended June 30, 1996, and $23,800 for the year ended September 30, 1995) and the weighted average number of common shares outstanding. Common stock equivalents were not considered in the loss per share calculations, as the effect would have been anti-dilutive.

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

                                                 [NUOGAM\10K\96:96KSBFIN.CLN]-22

                                       F42

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



REVENUE RECOGNITION

     Gaming revenues were recognized based upon the gross funds deposited in the gaming machines. Net revenues are referred to in the industry as "Net Win", the difference between gross funds deposited into the gaming machines and payments to customers. Operating expenses were paid from the "Net Win". There were no gaming revenues during the nine months ended June 30, 1996.

RECLASSIFICATION OF PRIOR YEAR AMOUNTS

     To enhance comparability, the fiscal year 1995 consolidated financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in fiscal year 1996.

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

Note 2.  STOCKHOLDER RECEIVABLE

     Components of Stockholder Receivable are as follows:

                                                  June 30,
                                                  1996
                                                  -----------
Receivable from Nona                              $ 1,368,322
Receivable from Officer                                78,758
                                                  -----------
                                                  $ 1,447,080

     Receivable from Nona relates primarily to the acquisition of CMA and has been reclassified to equity because the repayment of the receivable is at the discretion of Nona and the Company. The Company is dependent upon Nona for continued financial support (Note 1), and Nona historically and currently provides financial support to the Company. The Company believes that Nona has the ability and intent to repay the receivable or will offset the receivable against any amounts due to Nona by the Company.

                                                 [NUOGAM\10K\96:96KSBFIN.CLN]-22

                                       F43

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Receivable from Officer relates to options exercised by Mr. Fred G. Luke during fiscal year 1996 (Note 4).

Note 3.  OTHER ASSETS

The following is a summary of other assets:

                              June 30, 1996
                              -------------
     Prepaid Media            $     360,000
     Fine Art                             -
                              -------------
                                    360,000
     Valuation Allowance:
     Prepaid Media                 (360,000)

     Net Book Value           $           -
                              ==============

     Prepaid Media represents prepaid print and broadcast advertising. A valuation allowance was set up given the uncertainty of utilizing such media. The Company recognized $270,000 and $90,000 in expense during fiscal 1996 and 1995, respectively.

     The Fine Art represents paintings originally appraised at $2,000,000, which was recorded in fiscal 1995 at the $0 basis of the assets for which it was exchanged.

Note 4.  STOCKHOLDERS' EQUITY

SECURITIES ISSUED TO NONA

     NuOasis entered into a Stock Purchase and Business Combination Agreement (the "Stock Purchase Agreement") with Nona and Nona's then wholly-owned subsidiary, CMA, whereby NuOasis agreed to purchase all of the outstanding capital stock of CMA from Nona in exchange for NuOasis issuing to Nona a) 2,000,000 shares of common stock; b) 250,000 shares of Series B Convertible
Preferred Stock ("Series B Preferred"); c) 6,000,000 New Class D common stock purchase warrants ("New Class D Warrants"); and d) an option to purchase up to an additional 6,160,000 shares of common stock, (the "Nona Option"). The Closing occurred on March 30, 1994, the "Closing Date", pursuant to which CMA became a wholly-owned subsidiary of NuOasis. Based upon an opinion of the Company's former legal counsel, the Company consummated the Stock Purchase Agreement and legally issued convertible securities, options and warrants when there were insufficient authorized shares to provide for conversion of the convertible securities, and exercise of the options and warrants, due to an undertaking by the former directors of the Company to enact the necessary corporate action to provide the Company with sufficient authorized shares to satisfy all outstanding rights for unissued shares. A total of 30,000,000 shares of common stock are currently authorized for issuance by the Company, all of which are outstanding at June 30, 1996. The Company's Board of Directors has approved a proposal to amend the Company's Certificate of Incorporation to increase the number of common shares the Company is authorized to issue to 100,000,000.

                                                 [NUOGAM\10K\96:96KSBFIN.CLN]-22

                                       F44

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


COMMON SHARES RESERVED FOR ISSUANCE

     At June 30, 1996, shares of common stock were reserved for the exercise and conversion of the following:

Preferred stock:
   14% Preferred Stock issued and outstanding             170,000
   Series B Preferred Stock issued to Nona             19,500,000
Redeemable common stock purchase warrants:
   New Class A (exercisable at $.50 per share)          1,530,000
   New Class B (exercisable at $.75 per share)          3,080,000
   New Class C (exercisable at $1.00 per share)         1,510,000
   New Class D                                         12,000,000
Phillips' Warrants                                      1,325,193
   1993 incentive and non-qualified stock
      options - available for grant                     1,200,000
1989 Incentive Stock Options:
   Grants outstanding                                      50,000
   Available for grant                                    450,000
1989 Non-qualified Stock Options:
   Grants outstanding                                     200,000
   Available for grant                                    300,000
1991 Non-qualified Stock Options:
    Grants outstanding                                    150,000
    Available for grant                                   450,000
Other Stock Options:
    Grants outstanding                                  5,006,176

        Total                                          46,921,369


     As of the date of this report, the 46,921,369 shares reserved for issuance exceed the available number of shares authorized for issuance in the Company's Certificate of Incorporation. The proceeds from the sale of the New Class A, New Class B and New Class C warrants were reflected in the consolidated statement of cash flows for the fiscal year ended September 30, 1993. However, since none of the warrants have been exercised, no shares have been issued or reflected in the stockholders' equity section of the balance sheet.

PREFERRED STOCK

     During 1989, stockholders authorized the issuance of up to 1,000,000 shares of preferred stock with a par value of $.01 per share.

     During 1989, the Company sold 750,000 shares of preferred stock designated as 14% cumulative convertible preferred stock (the "14% Preferred Stock"). The 14% Preferred Stock is redeemable, in whole or in part, at the option of the Company at a redemption price of $100 per share plus any unpaid dividends thereon to the redemption date. The 14% Preferred Stock has a liquidation value of $1.00 per share, ranks, as to dividends and liquidation, prior to the common stock and is convertible at the option of the holder upon 30 days notice into one share of common stock, subject to adjustments in certain events. Each share is entitled to one vote and an annual dividend of $.14 per share. Dividends are cumulative and payable quarterly. Dividends on common stock may not be paid unless provision has been made for payment of preferred dividends.

                                                 [NUOGAM\10K\96:96KSBFIN.CLN]-22

                                       F45

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     No 14% Preferred Stock was converted during fiscal years 1996 and 1995.

     No dividends were paid on the 14% Preferred Stock during fiscal years 1996 and 1995. Dividends in arrears aggregated $134,425 at June 30, 1996.

     The 14% Preferred Stock shall have a liquidation preference of the original purchase price ($1.00 per share) plus unpaid dividends on each share thereof. The balance of proceeds of a liquidation, if any, are to be paid to the common stockholders of the Company. A merger or reorganization or other transaction in which control is transferred will be treated similar to a liquidation.

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

     Pursuant to the Stock Purchase Agreement with Nona and CMA, the Company issued 250,000 shares of Series B Preferred Stock to Nona. The Series B Preferred Stock has no redemption rights and is not entitled to any dividends. It has a liquidation value of $2 per share in preference to any payment on common stock, subject only to rights of the holders of the 14% Preferred Stock. Each share is entitled to seventy-eight (78) votes and shall be convertible into seventy-eight (78) fully paid and nonassessable shares of common stock, or a total of 19,500,000 shares of common stock if all of the shares of Series B Preferred Stock are converted.

PRIVATE SALE OF COMMON STOCK AND NEW WARRANTS

     During June 1993, the Company undertook a private placement of 25 units for an aggregate sales price of $250,000 ("Private Placement I"), with each unit consisting of 40,000 shares of common stock, 40,000 New Class A redeemable common stock purchase warrants ("New Class A Warrants") and 40,000 New Class B redeemable common stock purchase warrants ("New Class B Warrants"). Each New Class A Warrant entitles the holder to purchase one share of common stock at the price of $.50 per share for the period from August 1, 1993 to the effective date of a registration statement registering the common stock and the common stock underlying the New Class A Warrants offered and issuable under the related private placement memorandum. Each New Class B Warrant entitles the holder to purchase one share of common stock at the price of $.75 per share for the period from August 1, 1993 to the effective date of a registration statement registering the common stock and the common stock underlying the New Class B Warrants offered and issuable under the related private placement memorandum.

                                                 [NUOGAM\10K\96:96KSBFIN.CLN]-22

                                       F46

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     During July 1993, the Company undertook a private placement of an additional 25 units for an aggregate sales price of $250,000 ("Private Placement II"), with each unit consisting of 40,000 shares of common stock, 40,000 New Class A Warrants, and 40,000 New Class B Warrants.

     During August 1993, the Company undertook a private place of an additional 20 units for an aggregate sales price of $200,000 ("Private Placement III"), with each unit consisting of 40,000 shares of common stock, 40,000 New Class A Warrants, and 40,000 New Class B Warrants.

     In connection with Private Placements I, II and III, the Company received proceeds of $559,000 (net of sales agent and other direct costs which aggregated $141,000) from the sale of 70 units and issued 2,800,000 shares of common stock, 2,800,000 New Class A Warrants and 2,800,000 New Class B Warrants during fiscal 1993.

     In September 1993, in an effort to encourage early exercise, the Company offered one New Class C redeemable common stock purchase warrant ("New Class C Warrants") for each New Class A Warrant exercised on or before September 30,
1993. In connection with that offer 1,550,000 New Class A Warrants were exercised resulting in the issuance of an additional 1,550,000 shares of common stock for $775,000 and 1,550,000 New Class C Warrants. Each New Class C Warrant entitles the holder to purchase one share of common stock at the price of $1.00 per share.

     The Company received $50,000, $300,000 and $1,090,000 from other private sales of 300,000, 1,371,500 and 1,090,000 shares of restricted common stock during 1993, 1992 and 1991, respectively. The 1993 private sales included 100,000 New Class A Warrants and 100,000 New Class B Warrants. No amounts were recorded on the balance sheet for the issuance or valuation of the warrants as all proceeds were recorded in common stock and additional paid-in-capital accounts. All New Class A, B and C Warrants are exercisable up to one year after the effective date of the registration of the underlying stock. As of the date of this report, the registration of the underlying stock has not been finalized and therefore is not yet effective.

     Pursuant to the Stock Purchase Agreement with Nona and CMA, the Company issued 6,000,000 New Class D Warrants to Nona. Each New Class D Warrant is exercisable at $1.00 per share and will entitle the holder to receive upon exercise two (2) shares of common stock, or a total of 12,000,000 shares if all of the New Class D Warrants are exercised. The new Class D Warrants expire on March 30, 2004, and to date, none of the new class D Warrants have been exercised.

PHILLIPS' WARRANTS

     In September 1994, the Company entered into a Settlement Agreement with Douglas J. Phillips, the Company's former President, whereby shares held by Mr. Phillips were sold for the benefit of the Company to pay creditor claims due to Mr. Phillips' prior misrepresentations of the cash account of the Company at March 30, 1994. Under the Settlement Agreement, Mr. Phillips placed 1,325,193 shares of the Company's common stock in the name of the Phillips Family Investment Limited Partnership into escrow with a third party trustee for liquidation with payment of the net proceeds to the Company for application towards certain debts including payables to trade creditors. Mr. Phillips received a grant of non-transferable Warrants to purchase 1,325,193 shares of the Company's common stock at an exercise price of $.21875 per share expiring September 13, 1996. No Warrants have been exercised and have all expired as of the date of this Report.

                                                 [NUOGAM\10K\96:96KSBFIN.CLN]-22

                                       F47

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1993 INCENTIVE AND NON-QUALIFIED STOCK OPTION PLANS

     Under stock option plans adopted on January 22, 1993, the Company's Board of Directors may grant "incentive stock options" and "non-qualified stock options" whereby option holders may purchase up to 1,200,000 shares of common stock prior to the termination of the plan on January 22, 2003. Incentive stock options may only be granted to officers and other employees; non-qualified stock options may be granted to employees, advisors, consultants and members of the Board of Directors of the Company. Incentive stock options may not be granted at a price less than 100% of fair market value as of the date of grant to officers and employees who own less than 10% of the Company's common stock and 110% of fair market value to those officers and employees who own more than 10%. Non-qualified stock options may be granted at a price to be determined by the compensation committee of the Board of Directors on the date such non-qualified stock options are granted. Options are exercisable from the date of grant and expire no later than ten years from the date of grant or such earlier date as determined by the compensation committee at the date of grant. However, the term of an incentive stock option granted to an officer or other employee who at the time of grant owns at least 10% of the Company's common stock, shall not exceed five years. No options have been granted under the 1993 incentive and non-qualified stock options plans.

1989 INCENTIVE STOCK OPTIONS

     Under a stock option plan adopted on July 30, 1989, the Company's Board of Directors may grant "incentive stock options" whereby employees may purchase up to 500,000 shares of common stock prior to the termination of the plan on July 30, 1999. Options may not be granted at a price less than 100% of fair market value as of the date of grant to officers and employees who own less than 10% of the Company's common stock and 110% of fair market value to those officers and employees who won more than 10%. Options are exercisable from the date of grant, and expire no later than five years from the date of grant. No options were issued, canceled or exercised during fiscal years 1996 or 1995. Prior to fiscal year 1995, 50,000 options were granted of which 450,000 options remain available for grant. The 50,000 granted options expire November 15, 1996.

1989 NON-QUALIFIED STOCK OPTIONS

     Under a stock option plan adopted on July 30, 1989, the Company's Board of Directors may grant "non-qualified stock options" whereby employees may purchase up to 500,000 shares of common stock prior to the termination of the plan on July 30, 1999. Options must be granted at no less than 85% of fair market value as of the date of grant. Options are exercisable from the date of grant and expire no later than five years from the date of grant. No options were issued, cancelled or exercised during fiscal years 1996 or 1995. Prior to fiscal year 1995, 200,000 options were granted of which 300,000 options remain available for grant. The 200,000 granted options expire November 15, 1996.

1991 NON-QUALIFIED STOCK OPTIONS

     Under a stock option plan adopted on February 1, 1991, the Company's Board of Directors may grant "non-qualified stock options" whereby employees may purchase up to 600,000 shares of common stock prior to the termination of the plan on February 1, 2001. Options must be granted at no less than 85% of fair market value as of the date of grant. Options are exercisable from the date of grant and expire no later than five years from the date of grant. No options were issued, cancelled or exercised during fiscal years 1996 or 1995. Prior to fiscal year 1996, 150,000 options were granted of which 450,000 remain available for grant. The 150,000 granted options expire November 15, 1996.


                                                 [NUOGAM\10K\96:96KSBFIN.CLN]-22

                                       F48

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



THE NONA OPTION

     Pursuant to the Stock Purchase Agreement with Nona and CMA, the option for the purchase of up to 6,160,000 shares of common stock is nontransferable and exercisable at $.01 per share. The total number of shares that can be purchased upon exercise of the option is equal to the number of shares of common stock subject to New Class A, New Class B and New Class C warrants outstanding at the Closing Date that eventually expire unexercised. The Warrant Agreements extend the expiration dates of the respective Warrants to one year after the effective date of a registration statement, at which time Nona may exercise its option provided all the New Class A, B and C Warrants have not been exercised. Nona does not hold any of the New Class A, B or C Warrants, nor is it currently entitled to exercise its Option.

OTHER STOCK OPTIONS

     A summary of all other stock option transactions for the nine months ended June 30, 1996 and the year ended September 30, 1995 is as follows:

                                        Nine Months         Year
                                        Ended               Ended
                                        June 30, 1996       September 30, 1995
                                        -------------       ------------------

Outstanding at beginning of year        5,875,000           -
--------------------------------

    Granted (Note 5)                    1,275,000           5,975,000
--------------------

    Exercised                           (868,824)           -
-------------

    Cancelled                           -                   (100,000)
-------------

    Issued

Outstanding at end of year              6,281,176           5,875,000
--------------------------              =============       ==================

Range of option exercise prices
 granted                                $ .12               $.10 - $.80
-------------------------------         ----------------    ------------------

Stock Options Granted

                                                 [NUOGAM\10K\96:96KSBFIN.CLN]-22

                                       F49

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     During the year ended September 30, 1995, the Company granted and subsequently cancelled an option to purchase 100,000 shares of the Company's common shares to the former Chief Financial officer of the Company. Additionally, during year ended September 30, 1995, the Company granted an option to purchase 600,000 shares of the Company's common shares to an unrelated third party consultant. The remaining options granted in fiscal years 1995 and 1996 were granted to related parties as described in Note 5.

STOCK OPTIONS EXERCISED

     During fiscal 1996, 868,824 common shares were issued upon exercise of options by the President of the Company in the amount of $104,258, or $.12 per share. The Company received a note receivable in the amount of $78,758 and a cash payment of $25,500 as consideration for the exercise of these options. The note receivable has been classified as Stockholder Receivable at June 30, 1996 and was collected after year end.

SHARES ISSUED TO ADVISORS

     During the year ended September 30, 1995, the Company issued 4,600,000 shares to certain advisors and consultants for services. There were no shares issued to advisors and consultants for services during the nine months ended June 30, 1996.

Note 5.  OTHER RELATED PARTY TRANSACTIONS

     In August 1995, the Company entered into an Employment  Agreement with Fred
G. Luke, the Company's Chairman and President. Mr. Luke has been serving as the Company's Chairman and President since approximately March 31, 1994. The terms of the Employment Agreement call for Mr. Luke to receive approximately $4,500 per month, retroactive to April 1, 1994, for five (5) years as a base salary; granted him an option to purchase 3,000,000 shares of the Company's common stock at an exercise price of $.12 per share; provides him with an annual bonus based upon a number of factors related to the Company's growth and performance which include (a) serving on the Company's Board of Directors and as its President;
(b) providing advice concerning mergers and acquisitions; (c) corporate finance;
(d) day to day  management;  (e)  guidance  with  respect  to  general  business decisions; (f) other duties commonly performed by the President of a publicly-held company; and requires the Company to purchase life insurance coverage, reimburse vehicle expenses, and provide other fringe benefits. Between March 31, 1994 and September 30, 1994, Mr. Luke received no cash payments for his services. In August 1995, the Company agreed to retroactively compensate Mr. Luke for past services in the amount of $27,000 for the period April 1, 1994 to September 30, 1994 and $59,000 for the period October 1, 1994 to September 30, 1995. No bonuses have been accrued, paid or are owed as of the date of this Report. The Company expensed $40,500 and $86,000 during fiscal 1996 and 1995, respectively, and had $126,500 due to Mr. Luke as of June 30, 1996.

                                                 [NUOGAM\10K\96:96KSBFIN.CLN]-22

                                       F50

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Effective April 1, 1994, the Company entered into a Consulting Agreement with John D. Desbrow for the engagement of Mr. Desbrow to perform legal services and to hold the office of Secretary, on behalf of the Company, for the period from April 1, 1994 to March 31, 1995. Between April 1, 1994 and September 30, 1994, Mr. Desbrow did not receive any funds or shares of common stock in the Company but in fiscal 1995, he did bill and eventually received from the sale of shares $3,000 per month for services rendered as Secretary from April 1, 1994 to September 30, 1994 all of which was expensed in fiscal year 1994. Additionally, the Company expensed $4,000 for services rendered by Mr. Desbrow as a Director from April 1994 to July 1994.

     Effective April 1, 1995, the Company and Mr. Desbrow renewed the Consulting Agreement through March 31, 1996. Under the renewed Consulting Agreement the Company contracted to pay Mr. Desbrow $50,000 for the renewal term payable in the Company's common stock. 1,050,000 shares were registered for issuance on Forms S-8 filed with the Securities and Exchange Commission during the 1995 fiscal year for payment of sums earned during fiscal years 1994 and 1995. Under the terms of the Consulting Agreement, Mr. Desbrow invoices the Company and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under Section 16 (b), Mr. Desbrow and the Company have agreed the price paid for the shares is deemed to be $50,000. As of September 30, 1995, Mr. Desbrow held 600,000 shares which were to be utilized for current and future services incurred. Effective April 1, 1996, the Consulting Agreement was renewed through March 31, 1997 at an annual rate of $75,000 and granted him an option to purchase 275,000 shares of the Company's Common Stock at an exercise price of .12 per share. The Company expensed $43,750 and $43,000, during fiscal 1996 and 1995, respectively, and had $8,252 due from Mr. Desbrow as of June 30, 1996.

     In July 1995, the Company entered into a Consulting Agreement with Mr. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement the Company agreed to pay Mr. Dong $20,000 per annum in cash or in the Company's common stock, payable monthly in arrears, and granted him an option to purchase 275,000 shares of the Company's common stock at an exercise price of $.12 per share. Cash payments of $5,000 were made to Mr. Dong by the Company during fiscal 1995. No shares were issued to Mr. Dong during fiscal 1995 or 1996. During fiscal 1996, the Consulting Agreement was renewed effective for fiscal 1997 for an amount of $39,000 per annum. The Company expensed $15,000 and $5,000 during fiscal 1996 and 1995, respectively, and had $15,000 due to Mr. Dong as of June 30, 1996.

     The Luke Family Trust and Lawver Corp. owns 93% and 7%, respectively, of NuVen Advisors. Fred G. Luke, as trustee of the Luke Trust, controls the Luke Trust and Mr. Lawver is the majority shareholder of Lawver Corp. and thereby controls Lawver Corp.

     Effective April 1, 1994, the Company entered into an Advisory and Management Agreement with NuVen Advisors for the engagement of NuVen Advisors to perform professional services for calendar year 1995. Pursuant to such Agreement, the Company agreed to pay NuVen Advisors $180,000 annually, payable monthly in $15,000 increments in arrears, and granted NuVen Advisors an option to purchase 2,000,000 shares of the Company's common stock exercisable at a price of $.10 per share. During fiscal 1996, the Advisory and Management Agreement was renewed effective October 1, 1995 for $120,000 annually. The Company expensed $135,000 and $180,000, during fiscal 1996 and 1995, respectively, and had $118,000 due to NuVen Advisors as of June 30, 1996.


                                                 [NUOGAM\10K\96:96KSBFIN.CLN]-22

                                       F51

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Effective April 1, 1994, CMA entered into an Advisory and Management Agreement with NuVen Advisors for the engagement of NuVen Advisors to perform professional services for calendar year 1995. Pursuant to such Agreement CMA agreed to pay NuVen Advisors $120,000 annually, payable monthly in $10,000 increments in arrears, and granted NuVen Advisors an option to purchase up to five percent (5%) of CMA's common stock outstanding at the time of exercise, exercisable at a price per share equal to one hundred ten percent (110%) of the book value of such shares. During fiscal 1996, the Advisory and Management Agreement was renewed for fiscal 1997. CMA expensed $90,000 and $120,000 during fiscal 1996 and 1995 respectively, and had $159,000 due to NuVen Advisors as of June 30, 1996.

     During  fiscal  year 1994,  the  Company  entered  into an  agreement  with
Structure America, Inc. ("SAI") to issue 1,000,000 shares for consulting services. Such services were rendered during fiscal 1995. During fiscal year 1996, the Company entered into another agreement with SAI to perform consulting services. Pursuant to such agreement, the Company agreed to issue 1,000,000 common shares of the Company to SAI and granted SAI an option to purchase 1,000,000 common shares of the Company, exercisable at $.12 per share. The agreement is fully contingent upon the final execution and closing of the purchase of National Pools Corporation (Note 8). The Registrant expensed $75,000 and $54,000 during fiscal years 1996 and 1995, respectively and had approximately $40,000 due to SAI as of June 30, 1996.

     The Company  has  received  financial  support  from Nona of  approximately
$155,000 during fiscal 1996, and is dependent upon Nona for future working capital. As of June 30, 1996, the Company had $238,118 due to Nona and classified as Due to Affiliates.

Note 6.  FEDERAL INCOME TAXES

     The Company and its subsidiaries, CMA, NuOasis Laughlin and NuOasis Las Vegas file consolidated federal and state tax returns. Because of its losses, the Company incurred no tax liability for the fiscal year ended June 30, 1996.

     The Company has recorded deferred tax assets and liabilities arising from temporary differences as follows:

                                                   June 30, 1996

Deferred Tax Assets:
  Net Operating Loss Carry forward          $             2,795,940
----------------------------------          -----------------------
  Other                                                     154,224
-------                                     -----------------------
  Valuation Allowance                                   (2,950,164)
---------------------                       -----------------------
                                            $                    0
                                            ----------------------

     The deferred taxes result from temporary differences relating to the difference in the basis of assets and liabilities for financial and tax reporting purposes. The temporary difference relates mainly to the difference in basis of and recognition of net operating loss carry forward benefit.

                                                 [NUOGAM\10K\96:96KSBFIN.CLN]-22

                                       F52

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     As a result of a change in ownership that occurred in 1994, the Company's use of its NOL carry forwards may be limited by section 382 of the Internal Revenue Code until such NOL's expire. Deferred tax assets have been computed using the maximum expiration terms of 13 to 5 years for federal and state tax purposes, respectively.

     A deferred tax valuation allowance is used to offset most of the deferred tax asset since it is more likely than not that the Company will not realize the tax benefits of its net operating loss carry forwards of approximately $7,278,086 and $3,936,465 as of June 30, 1996 for federal and state, respectively. This net operating loss expires in various years through 2009.

Note 7.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     In April 1993, Ba-Mak entered into a noncancellable lease agreement for its office and warehouse in Louisiana. The lease expires on May 31, 1996 and provides for monthly rent payments starting at $1,750 with annual increases of $125. Rent expense associated with the lease amounted to approximately $0 and $11,000 for fiscal 1996 and 1995, respectively. The lease has been included in the Chapter 7 bankruptcy proceedings.

OPTION AGREEMENT

     On June 13, 1996, Nona entered into an Option Agreement with Joseph Monterosso, President of National Pools Corporation ("NPC"), an individual previously unrelated to the Company or Nona, and granted such individual an option to purchase the 250,000 Series B Preferred Shares of the Company owned by Nona at a purchase price of $13.00 per share, or a total of $3,250,000, with a minimum purchase of 110,000 shares.

     The exercise of the option is conditioned upon shareholder approval of a proposal to increase the authorized number of shares of common stock of the Company by at least twenty million (20,000,000) shares. The option is assignable and shall expire 90 days after the next Annual Meeting of Shareholders of the Company.

     If the option is fully exercised by the holder of the option on the date of exercise, a change of control of the Company will occur by virtue of the voting rights of the Series B Preferred Shares, and the Company would cease to be a controlled subsidiary of Nona.

LEGAL PROCEEDINGS

     The   following   legal   proceedings   against  the  Company   and/or  its
subsidiaries, CMA or Ba-Mak, are pending as of the date of this Report:

                                                 [NUOGAM\10K\96:96KSBFIN.CLN]-22

                                       F53

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(a) Casino Management of America, Inc. vs. Mark Bachik and Bachik Enterprises, Inc.; Texas District Court, Dallas County; Case #CV-94-4479

     In April 1993, FTF Management Company, Inc., a Colorado corporation ("FTF") entered into an agreement with Bachik Enterprises, Inc., a Texas corporation ("Bachik"), to purchase a 50% interest in the Star Casino. At the time of the Agreement, FTF was controlled by then current and former officers and former directors of Nona. Under the agreement, FTF and Bachik orally agreed to form a joint venture to own and operate the Star Casino with each party acquiring a 50% interest in the venture. Subsequent to the agreement, a $400,000 receivable due Nona was allegedly diverted by Nona's former President to agents of Bachik for the purpose of applying the funds to the acquisition of the Star Casino. Concurrently with the diversion of Nona's funds, Nona's former President was identified by local newspaper articles as the owner of Nona's interest in the Casino. Subsequently, based on documentation received by the Company, the interest in the Star Casino attributable to Nona's funds was held in the name of FTF. Nona subsequently assigned its rights to the $400,000 receivable to CMA. On May 9, 1994, Texas counsel for CMA filed suit against Bachik to recover CMA's funds improperly diverted to Bachik. Counsel for Mark Bachik, Bachik Enterprises, Inc., and East Bennett Limited Liability Company has withdrawn from their representation. Texas Counsel for CMA has negotiated a settlement with Bachik. Counsel for CMA and Counsel for Defendant Bruce West have entered into a letter agreement for settlement with Bruce West calling for the deposit of $25,000 into an attorney's escrow until certain conditions are satisfied. A jury trial which was set to commence in October 1996 has been taken off calendar pending receipt of documentation to effect a dismissal of the action.

(b) Casino Management of America, Inc. vs. Star Casinos International, Inc., and Cripple Creek Properties, Inc.; Teller County, Colorado District Court; Case No. 94-CV-144

     In a further effort to recover the $400,000 receivable related to the Star Casino, CMA, in November 1994 filed a suit in the District Court of Teller County, Colorado against Star Casinos International, Inc. ("Star International") and Cripple Creek Properties, Inc. ("Cripple Creek") seeking imposition of a resulting trust, constructive seal, constructive trust, and an accounting of all money received and expended in connection with a gaming facility known as the Star Casino. The Defendants answered and counterclaimed for slander of title given that CMA filed a lis pendens against the real property on which the Star Casino is located in Cripple Creek, Colorado. CMA has asserted that the counterclaim for slander of title is substantially frivolous and groundless due to existing Colorado case law. Star International and Cripple Creek filed a counterclaim naming Richard M. Greene ("Greene") as a third party defendant alleging breach of contract, promissory estoppel, and fraud causes of action asserting that Greene received $100,000 from them under an agreement between Greene, FTF and Star International, that the funds would be paid to CMA. The funds were never paid to CMA resulting in CMA filing suit. After taking the depositions of all of the principal players, everyone has acknowledged that the original $400,000 used to purchase the Star Casino in 1993 came from Nona. On May 3, 1996 Star Casinos International, Inc., (the "debtor") filed a bankruptcy petition under Chapter 11 of the Bankruptcy Code. The schedules filed with the bankruptcy court do not list the Casino real property as an asset of the bankruptcy estate. Prior to October 9, 1996 the Casino real property was held by Cripple Creek Properties, Inc., one of the defendants and a subsidiary of the debtor, the stock of which is listed as one of the debtor's assets. In July 1996 the first trust deed holder on the casino real property instituted a quasi - judicial foreclosure proceeding in Teller County, Colorado District Court. A foreclosure sale occurred on October 9, 1996. The bid price by the foreclosing party was $782,320.72. Since the first trust deed holder foreclosed the ability of the defendants to establish any damages as a result on the filing of the lis pendens has been substantially impaired. Additionally, under Colorado law subject to redemption rights the foreclosure sale effectively eliminates all junior liens including CMA's lis pendens. A trial date set for the week of November 4, 1996 has been vacated and indefinitely stayed, pending resolution of the bankruptcy case. Another creditor of the debtor unrelated to the Company has filed a motion to dismiss the Chapter 11 bankruptcy and that motion is currently pending. The Company has filed a Proof of Claim in the bankruptcy proceeding for the $400,000 plus accrued interest.

                                                 [NUOGAM\10K\96:96KSBFIN.CLN]-22

                                       F54

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(c) Ba-Mak Gaming International Inc., Chapter 11 Bankruptcy, Eastern District of Louisiana, Case No. 94-1366

     On October 28, 1994, Ba-Mak filed a Chapter 11 Petition with the United States District Court (Bankruptcy Division) for the Eastern District of Louisiana, Bankruptcy Case #94-13661. On April 20, 1995, the Bankruptcy Court granted the motion of the United States Trustee to convert the case to a proceeding under Chapter 7. A Trustee was appointed to liquidate the bankruptcy estate of Ba-Mak, and the liquidation of its assets has been occurring since July 1995. The Company's remaining obligation in connection with Ba-Mak is a claim, in the approximate amount of $47,000, against NuOasis Gaming for legal fees incurred during the bankruptcy if the bankruptcy estate does not pay such legal fees in full. The Trustee in the bankruptcy estate has been ordered to pay such fees. As of the date of this Report, the Trustee has not yet closed the bankruptcy estate; however, due to the claims of other creditors, the Company does not expect to recover any amount on the Proof of Claim it has filed for funds lent or advanced to Ba-Mak.

(d) Charles Arnold vs. Nona Morelli's II, Inc., Casino Management of America and MDM Gaming Partners, L.P.; Denver, Colorado District Court; Case No. 95-CV-104

     In January 1995, Charles Arnold ("Arnold"), a consultant to Nona's prior management, initiated a lawsuit against Nona, CMA and MDM alleging that the defendants have denied him a 1% equitable interest in MDM, which was allegedly verbally promised to Arnold by Frank J. Morelli, III and Frank J. Morelli, II for alleged professional services rendered to MDM. Arnold is alleging damages in an amount of $90,000 in connection with this claim. Nona and the other defendants have filed a third-party complaint against FTF, Theodore E. DeTello, Frank J. Morelli, II and Frank J. Morelli, III, seeking full indemnification from them for any damages to which Arnold may be entitled in accordance with a certain Termination Agreement dated December 17, 1993 between the parties. Counsel for the Morelli's has recently indicated that the Morelli's would be taking the Fifth Amendment against testifying in connection with this lawsuit. Since Arnold may not have witnesses to prove the alleged existence of an oral promise, the likelihood of any recovery against CMA, the Company's subsidiary, appears to be remote. Counsel for the parties have stipulated to binding arbitration to be held in 1997.

                                                 [NUOGAM\10K\96:96KSBFIN.CLN]-22

                                       F55

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(e) Ruben Kitay et al. vs. Nona Morelli's II, Inc. et al.; United States District Court for the Central District of California; Case No. 95-4375 RMT
     (SHx)

     On October 10, 1995, a Second Amended Complaint was filed in the U.S. District Court for the Central District of California which named the Company, Fred G. Luke, John D. Desbrow, Kenneth R. O'Neal, O'Neal & White, P.C., a Texas professional corporation, New World Capital, Inc., Rocci Howe, Euro-Belge (NA) N.V., Structure America, Inc., International Banking Corporation Caribbean
(IBCC), and the Luke Family Trust as defendants in an alleged shareholder derivative action (the "Derivative Action") filed on behalf of certain shareholders of the Company. The Derivative Action arose from the Stock Purchase and Business Combination Agreement, pursuant to which Nona Morelli's II, Inc. acquired voting control of E.N. Phillips Company, Inc. (now NuOasis Gaming, Inc.) and the events surrounding the bankruptcy of Ba-Mak Gaming International, Inc. The Plaintiffs sought damages according to proof, interest, rescission, attorneys' fees and exemplary damages. Outside counsel for the Company in the Derivative Action, and the management of both the Company and Nona believe, among other things, that the Plaintiffs do not have standing to file such litigation, have failed to state a proper claim, and do not qualify as representatives in a shareholder action. In response to the Company's filing a Motion to Dismiss the Derivative Action, the Action was dismissed without prejudice pursuant to stipulation.

(f)  Gustavo  Farias et al. vs. Nona  Morelli's  II, Inc. et al.;  United States
     District  Court  for  the  Central   District  of   California;   Case  No.
     CV-96-2617-RMT (SHx)

     A Second Amended Complaint entitled Ruben Kitay et al vs. Nona Morelli's II, Inc., et al; United States District Court for the Central District of
California: Case No. 95-4375 RMT(SHx), filed on October 10, 1995, in the U.S. District Court for the Central District of California and subsequently dismissed pursuant to stipulation, was refiled by the Plaintiffs on April 12, 1996, by a complaint entitled Gustavo Farias, et al v. Nona Morelli's II Inc., et al, filed in the United States District Court for the Central District of California, Case No. CV-96-2617-RMT (SHx). The new complaint named the Company, its officers, the Company's accounting firm and other third parties as defendants in an alleged shareholder derivative action (the "Refiled Action") refiled on behalf of certain shareholders of NuOasis Gaming. The Refiled Action alleges securities fraud and RICO violations in connection with the Stock Purchase and Business Combination Agreement pursuant to which the Company acquired voting control of ENP (now NuOasis Gaming), and the events surrounding the bankruptcy of Ba-Mak. The plaintiffs seek damages in an amount not yet ascertained according to proof, interest, rescission, imposition of constructive trust, diminution of share value for the individual defendants, attorneys' fees and exemplary damages. Outside counsel for the Company in the Refiled Action, and the management of both NuOasis Gaming and the Company believe among other things, that the action was initiated by Mike Savage, a former consultant and current shareholder and persons affiliated with him, as part of an attempt to take control of NuOasis Gaming; that the Plaintiffs do not have standing to file such litigation; that the Plaintiffs have no competent and credible evidence to support their allegations; that they have failed to state a proper claim; and that they do not qualify as proper representatives in a shareholder action. After the filing of the Company's Motion to Dismiss in the original action, the original action was voluntarily dismissed by the Plaintiffs. The Company has filed a Motion to Dismiss the Refiled Action. As of the date of this Report, all but three of the Plaintiffs have dropped out of the Litigation. In response to the Company's Motion to Dismiss, the remaining Plaintiffs have voluntarily dismissed most of the other Defendants and have dismissed the RICO claims. The Company's accounting firm and chief financial officer have been dismissed as Defendants. The Motion to Dismiss the remaining claims is currently pending.

                                                 [NUOGAM\10K\96:96KSBFIN.CLN]-22

                                       F56

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(g)  INVESTIGATION

     Since November 1991, the U.S. Securities and Exchange Commission (the "SEC") has been conducting an investigation into trading in the Company's common stock. The investigation appeared to focus on trading in the Company's common stock during 1990 and 1991 by individuals who are no longer associated with the Company in any managerial or employment capacity, as the SEC has alleged that a broker hired by Douglas J. Phillips and Hal B. Phillips (collectively, the "Phillips") manipulated the trading volume of the stock in order to enable the Phillips' to sell more of the stock which they held personally. The Company has fully cooperated with the SEC in this investigation. Counsel for the Company submitted a brief to the SEC arguing that proceedings should not be instituted against the Company, since the Company itself (i) did not benefit in any way, and (ii) has now completely disassociated itself from the persons who were allegedly involved in the scheme and benefited from it (except for their prior status as minority shareholders). The SEC has indicated that it is not seeking financial compensation or damages from the Company, but it has not indicated whether it will bring any charges in connection with this investigation. However, after consultation with counsel, management believes that, ultimately, any action brought by the SEC will not have any material adverse effect on the Company's future operations or consolidated financial statements. Additionally, there was no activity under this investigation during fiscal year 1996. In July 1996, the Phillips, along with certain brokers, were charged with stock manipulation in an indictment. No charges were filed against the Company or its present management.

     Counsel for the Company do not believe that any existing litigation will result in an adverse judgment which would have a negative material impact on the Company's financial condition. Accordingly, no provision has been made in the accompanying financial statements for such contingencies and no additional liabilities have been estimated or accrued.

Note 8.  SUBSEQUENT EVENTS

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

                                                 [NUOGAM\10K\96:96KSBFIN.CLN]-22

                                       F57

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ACQUISITION (UNAUDITED)

     On November 21, 1996, the Company's board of directors approved the acquisition of National Pools Corporation ("NPC"), a California Development Stage Company, formed in 1992 to facilitate participation in group play in the California State Lottery. The acquisition is expected to be financed by the issuance of securities, however, a definitive agreement has not been signed. Moreover, the acquisition is contingent upon the occurrence of certain events including but not limited to: (a) NPC shareholder approval; (b) exercise of that certain option agreement between Monterosso and Nona (see Note 7); (c) Monterosso securing financing that would allow the exercise of the option by Monterosso and/or one or more qualified private investors; (d) reaching an agreement to sell CMA; and (e) shareholder approval of a proposal to increase the number of authorized shares of common stock of the Company by at least 20,000,000 shares. There are no assurances that such transaction will occur, and because of on-going negotiations and uncertainties surrounding the realization of such transaction, the Company cannot determine the ultimate effect on the Company's financial position at this time.

                                                 [NUOGAM\10K\96:96KSBFIN.CLN]-22

                                       F58