Form 10QSB
period 1996-12-31
NUOASIS GAMING INC
filed 1997-02-19
CIK 828956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For The Quarter Ended December 31, 1996            Commission File No.  0-18224

                              NuOASIS GAMING, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
       (State or other jurisdiction of incorporation or or organization)

                                   95-4176781
                    (I.R.S. Employer Identification Number)

                   2 Park Plaza, Suite 470, Irvine, California
                    (Address of principal executive offices)

                                     92614
                                   (Zip Code)

                                 (714) 833-5382
              (Registrant's telephone number, including area code)

                                       N/A
                 (Former Address, if changed since last report)

                                      N/A
                (Former Zip Code, if changed since last report)

                                       N/A
             (Former telephone number, if changed since last report)

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

         Common Stock $.01 par value; 30,000,000 shares as of December 31, 1996.

                                                          Total No. of Pages: 25

                                                      [NUOGAM\10Q:123196.QSB]-12

                              NUOASIS GAMING, INC.
                                      INDEX

                                                                            Page

                                     PART I

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of December 31, 1996
                    (unaudited) and June 30, 1996 (audited) ...............1

                  Consolidated Statements of Operations for the
                    Three and Six Months Ended December 31, 1996
                    and 1995 (unaudited) ..................................2

                  Consolidated Statements of Cash Flows for the
                    Six Months Ended December 31, 1996
                    and 1995 (unaudited) ..................................3

                  Notes to Consolidated Financial Statements ..............4

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...................11

                                     PART II

Item 1.           Legal Proceedings........................................12

Item 2.           Changes In Securities....................................12

Item 3.           Defaults Upon Senior Securities..........................12

Item 4.           Submission Of Matters to a Vote of Security Holders......12

Item 5.           Other Information........................................12

Item 6.           Exhibits And Reports On Form 8-K.........................12

                  Signatures...............................................13

                                                      [NUOGAM\10Q:123196.QSB]-12



                              NUOASIS GAMING, INC.
                           Consolidated Balance Sheets
                     As of December 31, 1996 (Unaudited) and
                             June 30, 1996 (Audited)


                                                                                      December 31,            June 30,
                                                                                          1996                  1996
                                                                                  --------------------- --------------------
                                                                                       (Unaudited)            (Audited)
ASSETS                                                                            --------------------- --------------------

Current Assets:
 Cash and cash equivalents                                                        $                  -  $                 84
                                                                                  --------------------- --------------------
      Total Current Assets                                                                           -                    84
                                                                                  --------------------- --------------------
Fixed assets
 Equipment                                                                                      89,090                     -
   Less accumulated depreciation                                                               (43,858)                    -
                                                                                  --------------------- --------------------
      Total Fixed Assets, net                                                                   45,232                     -
                                                                                  --------------------- --------------------
Intangible asset
 Software                                                                                      200,037                     -
   Less accumulated amortization                                                              (161,792)                    -
                                                                                  --------------------- --------------------
      Total Intangible Asset, net                                                               38,245                     -
                                                                                  --------------------- --------------------
Other assets                                                                                     5,455                     -
                                                                                  --------------------- --------------------
TOTAL ASSETS                                                                      $             88,932  $                 84
                                                                                  ===================== ====================
Current Liabilities:
 Accounts payable                                                                 $            730,201  $             98,595
 Loans payable                                                                                 944,328                     -
 Due to affiliates                                                                           1,325,617               665,371
 Accrued expenses and accrued interest                                                         299,409                 5,130
                                                                                  --------------------- --------------------
      Total Current Liabilities                                                              3,299,555               769,096
                                                                                  --------------------- --------------------
Commitments And Contingencies                                                                        -                     -
Long Term Liabilities:
 Notes payable                                                                               1,200,000                     -
                                                                                  --------------------- --------------------
      Total Long Term Liabilities                                                            1,200,000                     -
                                                                                  --------------------- --------------------
      Total Liabilities                                                                      4,499,555               769,096
                                                                                  --------------------- --------------------
Stockholders' Deficiency:
 Preferred stock - par value $.01;  authorized  1,000,000 shares; 14% cumulative convertible; issued and outstanding 170,000
  shares (aggregate liquidation of $170,000)                                                     1,700                 1,700
 Preferred Stock Series B - par value $2.00;  authorized, issued
  and outstanding 250,000 shares (aggregate liquidation of $500,000)                           500,000               500,000
 Common stock - par value $.01;  authorized 30,000,000 shares;
  30,000,000 shares issued and outstanding                                                     300,000               300,000
 Additional paid-in capital                                                                    190,064            12,376,196
 Stockholders' receivables                                                                  (1,370,073)           (1,447,080)
 Accumulated deficit                                                                        (4,032,314)          (12,499,828)
                                                                                  --------------------- ---------------------
      Total Stockholders' Deficiency                                                        (4,410,623)             (769,012)
                                                                                  --------------------- ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIENCY                                                                       $             88,932  $                 84
                                                                                  ===================== =====================

        See accompanying notes to these consolidated financial statements

                                                      [NUOGAM\10Q:123196.QSB]-12



                              NUOASIS GAMING, INC.
                      Consolidated Statements of Operations
    For the Three and Six Months Ended December 31, 1996 and 1995 (Unaudited)

                                                Three Months Ended                             Six Months Ended
                                                   December 31,                                  December 31,
                                     -----------------------------------------      ---------------------------------------
                                             1996                 1995                     1996                1995
                                     -------------------- --------------------      ------------------- -------------------
                                          (Unaudited)          (Unaudited)              (Unaudited)         (Unaudited)

Revenues:
  Gaming                             $                 -  $                 -       $                -  $                -
                                     -------------------- --------------------      ------------------- -------------------
      Totals                                           -                    -                        -                   -
                                     -------------------- --------------------      ------------------- -------------------
Costs and expenses:
  General and administrative                     211,444              373,539                  400,511             664,386
  Write down of goodwill                         835,999                    -                  835,999                   -
                                     -------------------- --------------------      ------------------- -------------------
      Totals                                   1,047,443              373,539                1,236,510             664,386
                                     -------------------- --------------------      ------------------- -------------------
Net loss                             $        (1,047,443) $          (373,539)      $       (1,236,510) $         (664,386)
                                     ==================== ====================      =================== ===================
Net loss applicable to
 common stock                        $        (1,053,393) $          (379,489)      $       (1,248,410) $         (676,286)
                                     ==================== ====================      =================== ===================
Net loss per common share            $              (.04) $              (.01)      $             (.04) $             (.03)
                                     ==================== ====================      =================== ===================
Weighted average common
 shares outstanding                           30,000,000           27,202,841               30,000,000          26,668,675
                                     ==================== ====================      =================== ===================


        See accompanying notes to these consolidated financial statements

                                                      [NUOGAM\10Q:123196.QSB]-12



                              NUOASIS GAMING, INC.
                      Consolidated Statements of Cash Flows
         For the Six Months Ended December 31, 1996 and 1995 (Unaudited)

                                                                                          Six Months Ended
                                                                                            December 31,
                                                                           -----------------------------------------------
                                                                                    1996                    1995
                                                                           ----------------------- -----------------------
                                                                                 (Unaudited)             (Unaudited)
Operating activities:                                                      ----------------------- -----------------------

  Net loss                                                                 $           (1,236,510) $             (664,386)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Effect of common shares issued for payment of services                                    -                  76,213
      Depreciation and amortization                                                             -                 360,001
      Write off of goodwill                                                               835,999                       -
      Increase (decrease) from changes in:                                                                              -
         Other assets                                                                           -                 (11,220)
         Accounts payable and accrued expenses                                            (13,589)                170,231
         Due to affiliate                                                                 292,757                  68,820
                                                                           ----------------------- ------------------------
            Net cash provided (used) in operating activities                             (121,343)                   (341)
                                                                           ----------------------- ------------------------
Financing activities:
  Proceeds from stockholders' receivables                                                 121,259                       -
                                                                           ----------------------- ------------------------
           Net cash provided (used) by financing activities                               121,259                       -
                                                                           ----------------------- ------------------------
Net increase (decrease) in cash and cash equivalents                                          (84)                   (341)
Cash and cash equivalents, beginning of period                                                 84                     341
                                                                           ----------------------- ------------------------
Cash and cash equivalents, end of period                                   $                    -  $                    -
                                                                           ======================= ========================
Supplemental Disclosure of Cash Flow Information Cash paid during the year for:

      Income taxes                                                         $                    -  $                    -
      Interest                                                             $                    -  $                    -
 Non-cash investing and financing activities:
      Purchase of NPC (Note 2) for notes payable                           $            1,200,000  $                    -
      Purchase of NPC (Note 2) for accrued liability                       $              125,000  $                    -


        See accompanying notes to these consolidated financial statements

                                                      [NUOGAM\10Q:123196.QSB]-12

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 (Unaudited)

Note 1.       General

Principles of Consolidation

NuOasis Gaming, Inc. and its subsidiaries (the "Company" or the "Registrant"), operated as a holding company for leisure and entertainment related businesses. NuOasis Gaming, Inc. was incorporated in the State of Delaware in 1987. During the quarter ended December 31, 1996, the Company had three wholly-owned subsidiaries engaged in casino gaming and investment development activities.

The activities of the Company's subsidiaries have been primarily in the United States.

The accompanying unaudited condensed consolidated financial statements include the accounts of NuOasis Gaming, Inc. ("NuOasis") and its wholly-owned subsidiaries, National Pools Corporation ("NPC") (Note 2), Ba-Mak Gaming International, Inc. ("Ba-Mak"), formerly Phillips Gaming International, Inc., and, Casino Management of America, Inc. ("CMA"); the accounts of CMA include its wholly-owned subsidiaries, NuOasis Las Vegas, Inc. ("NuOasis Las Vegas"), and NuOasis Laughlin, Inc. ("NuOasis Laughlin"). As used herein, collectively referred to as the "Registrant" or the "Company" unless the context indicates otherwise. All material intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Registrant's financial position as of December 31, 1996, and its results of operations and cash flows for six months then ended. Information included in the unaudited condensed consolidated balance sheet as of December 31, 1996 has been derived from the Registrant's audited consolidated balance sheet included in the Registrant's 1996 Form 10-KSB. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and other information in the fiscal 1996 Form 10-KSB. The unaudited results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the operating results for the full year.

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

In October 1994, Ba-Mak filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Eastern District of Louisiana. While under the protection of Chapter 11, Ba-Mak continued to operate as a charitable bingo route operator in Louisiana as Debtor-in-Possession. It was management's objective to reorganize Ba-Mak's debt under Chapter 11 and fully continue its gaming operations. Accordingly, Ba-Mak was accounted for as a continuing operation during fiscal 1995.

On April 20, 1995, upon motion from the United States Trustee, an order converting the case to Chapter 7 was issued and a Chapter 7 Trustee was appointed. The trustee took possession of Ba-Mak's assets and is in the process of liquidating such assets for the benefit of Ba-Mak's bankruptcy estate. As such, all gaming operations at Ba-Mak ceased and, accordingly, were accounted


                                                      [NUOGAM\10Q:123196.QSB]-12

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 (Unaudited)

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

Going Concern

The Company has experienced recurring net losses, has limited liquid resources, negative working capital and its primary operating subsidiary was liquidated during the fiscal year 1995. Management's intent is to continue searching for additional sources of capital and new operating opportunities. In the interim, the Company will continue operating with minimal overhead and key administrative functions will be provided by an affiliate, NuVen Advisors and National Pools Corporation (See Note 2). The Company has received financial support from Nona Morelli's II, Inc. ("Nona"), the Registrant's controlling parent company, and management estimates that Nona will need to contribute financial support for the Company to fund its operations through the remaining of fiscal year 1997. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

Issuance of Stock for Services

Shares of the Company's common stock issued for services are recorded in accordance with APB16 at the fair market value of the stock issued or the fair market value of the services provided, whichever value is the more clearly evident. The value of the services are typically stipulated by contractual agreements. There were no shares issued for services during the three months ended December 31, 1996.

Loss per Common Share

Loss per common share is computed based on the net loss for each period, as adjusted for dividends required on preferred stock ($5,950 and $5,950 for the three months ended December 31, 1996, and 1995, respectively) and the weighted average number of common shares outstanding. Common stock equivalents were not considered in the loss per share calculations, as the effect would have been anti-dilutive.

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

Revenue Recognition

There were no gaming revenues during the three and six months ended December 31, 1996 and 1995.

Reclassification of Prior Year Amounts

To enhance comparability, the 1996 consolidated financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in 1997.

Note 2.           Acquisition

On June 13, 1996, Nona entered into an Option Agreement ("Option") with Joseph Monterosso ("Monterosso"), President of National Pools Corporation ("NPC"), an individual previously unrelated to the Registrant or Nona, and granted such individual an option to purchase the 250,000 Series B Preferred Shares of the Registrant owned by Nona at a purchase price of $13.00 per share, or a total of $3,250,000, with a minimum purchase of 95,000 shares.

                                                      [NUOGAM\10Q:123196.QSB]-12

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 (Unaudited)

The exercise of the option is conditioned upon shareholder approval of a proposal to increase the authorized number of shares of common stock of the Registrant. The option shall expire 90 days after the next Annual Meeting of Shareholders of the Registrant. Monterosso has subsequently conditionally assigned his rights under the option as to 95,000 Series B Shares to certain shareholders of NPC and other investors, leaving him with rights under the option to purchase 155,000 Series B Shares.

On November 21, 1996, the Registrant's Board of Directors approved the acquisition of NPC. On December 24, 1996 NuOasis executed and closed the Stock Purchase Agreements with each of the shareholders of NPC pursuant to which it agreed to issue a series of Secured Promissory Notes (the "Notes") in the aggregate amount of $1,200,000 and 1,000,000 shares of its common stock to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC. The Notes are convertible into a total of 241,900,000 shares of NuOasis' common stock contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The Notes are non-recourse to NuOasis and secured by the assets of NPC, bear interest at 8% per annum, and are due and payable on May 31, 1999. Under the terms of the Notes, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted into 1,511,875 shares of restricted NuOasis common stock. As part of this acquisition, Nona and NuOasis agreed to a debt assumption agreement whereby all third party NuOasis debt in excess of $20,000 on December 24, 1996 is to be converted into shares of NuOasis common stock: the conversion rate is based upon the prevailing market price on the date of the next NuOasis Shareholder's Meeting.

NPC was formed in 1993 for the purpose of developing and operating a system to facilitate participation in group play in state lotteries in the United States and the lotteries of foreign countries. The program developed by NPC was named "Hit-LottoTM". The Hit-LottoTM program uses debit cards, telecommunications, Internet Website, and proprietary computer software to organize and market lottery pools for lottery players who participate in various state lotteries. Since inception NPC's operations have been devoted primarily to the formulation and design of the telecommunication and computer technology to support the Hit-LottoTM program. In August, 1994, Hit-LottoTM was tested in the San Diego market: development is ongoing.

The audited financial statements of NPC as of December 31, 1995 and the year then ended are incorporated by reference filed with the Registrant's Form 8-K (SEC File No. 000-18224). Such audit reports explain that NPC's financial statements have been prepared assuming that NPC will continue as a going concern and that such statements do not include any adjustments that may result in the event it is unable to do so. The audited financial statements of NPC also reflect that it has incurred operating losses of $2,401,992 from its inception and had negative working capital of $1,581,827, as of December 31, 1995. Unaudited financial statements of NPC for the quarter ended December 31, 1996 and 1995 are included elsewhere herein in Part II, Item 6 as an exhibit.

Subject to the exercise of the Option and the sale by Nona of the Series B Shares, NuOasis has agreed to fund NPC's future operations. Exercise of the Option is contingent upon the approval of an amendment to the NuOasis Certificate of Incorporation allowing for its authorized capital stock to be increased to have sufficient shares of its common stock available for conversion of the Notes. Upon such Amendment to the NuOasis Certificate of Incorporation, and the acquisition of the Series B Shares, there will be a change of control of NuOasis. If the NuOasis shareholders do not approve such Amendment to the Certificate of Incorporation it is unlikely that the Series B Shares will be acquired pursuant to the Option and, in this event, NPC may not have sufficient working capital to "roll out" the Hit-LottoTM program on a commercial basis, and there will not be a change of control of NuOasis. The Transaction is divided into three phases and summarized as follows:

     Phase I :    Acquisition of NPC, which closed on December 24, 1996

         On December 24, 1996 NuOasis executed and closed the Stock Purchase Agreements with each of the shareholders of NPC pursuant to which it issued a series of the Secured Promissory Notes in the aggregate amount

                                                      [NUOGAM\10Q:123196.QSB]-12

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 (Unaudited)

         of $1,200,000 and a promise to issue 1,000,000 shares of common stock of NuOasis to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC.

     Phase II:    Exercise of 95,000 Series B Shares

         Holders of the Option exercise the option to purchase 95,000 Series B Shares, at $13.00 per share, by payment to Nona of $1,235,000. The 95,000 Series B Shares so acquired may then immediately be converted into 7,410,000 shares of restricted NuOasis common stock at the election of the holders.

         Subject to the exercise of the Option as to the 95,000 Series B Shares, NuOasis has agreed to sell its wholly-owned subsidiary, CMA, to Nona for $1,235,000. Upon the sale of CMA, NuOasis intends to contribute most if not all of the proceeds of the sale of CMA to NPC, its wholly owned subsidiary, for working capital. Phase II is expected to occur following the next NuOasis Shareholders' Meeting. As of the date of this Report there has been no Shareholders' Meeting held (Note 5).

     Phase III:   Exercise of 155,000 Series B Shares

         Following the initial exercise of 95,000 Series B Shares, if such exercise occurs, there will be remaining 155,000 Series B Shares available under the Option. If exercised, the 155,000 Series B Shares could immediately be converted into 12,090,000 common shares. The exercise and sale of such remaining Series B Shares will result in an additional $2,015,000 in proceeds to Nona which Nona intends to utilize to satisfy any intercompany payables owed to NuOasis of up to $1,765,000 as of the date Phase III occurs. No amounts are expected to be owed by Nona to NuOasis assuming Phase II occurs, therefore, the entire $1,765,000 is expected to be a short term loan from Nona to NuOasis. Phase III is expected to occur following Phase II and the next NuOasis Shareholders' Meeting. As of the date of this Report there has been no Shareholders' Meeting held (Note 5).

Basis of Presentation

As of December 31, 1996, Phase I has occurred and accordingly Phase I has been reflected in the accompanying unaudited condensed consolidated financial statements. The Phase II and III portions of the acquisition will be reflected and recorded at such time when the events included in Phase II and III have occurred; these events are expected to occur only subsequent to the next NuOasis Shareholders' Meeting. As of the date of this Report there has been no Shareholders' Meeting held (Note 5). The acquisition of NPC has been recorded as a purchase with NPC as the accounting acquiror. Upon completion of the acquisition in its entirety, the shareholders of NPC will become the largest NuOasis equity ownership group, and the control group of NPC will continue in control of the surviving entity.

Note 3.           Stockholders' Receivables

Stockholders' Receivables relates primarily to a receivable from Nona in connection with the acquisition of CMA and has been reclassified to equity because the repayment of the receivable is at the discretion of Nona and the Company. The Company is dependent upon Nona for continued financial support (Note 1), and Nona historically and currently provides financial support to the Company. The Company believes that Nona has the ability and intent to repay the receivable or will offset the receivable against any amounts due to Nona by the Company, or alternatively, the receivable will be sold back to Nona under Phase II (Note 2).

Note 4.       Change in Registrant's Directors and Officers

On November 25, 1996, the Board of Directors elected Joseph Monterosso to fill one of the vacancies on the Registrant's Board of Directors. Additionally, on November 25, 1996, Fred G. Luke resigned as President and the Board of Directors elected Joseph Monterosso to the office of President. Fred G. Luke remains as Chairman.

                                                      [NUOGAM\10Q:123196.QSB]-12

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 (Unaudited)

Note 5.       Subsequent Events

Proxy Filing and Comment Letter

In February 1995, the Company filed an amended Schedule 14A - Preliminary Proxy Statement to hold a shareholders meeting. Since February 1995, the Company has received comment letters from the Division of Corporate Finance of the Securities and Exchange Commission ("SEC") and has responded to all of the comment letters.

On January 17, 1997, the Company filed its latest response to the latest SEC comment letter as well as its Amended Schedule 14A Preliminary Proxy Statement, and does not believe the changes that will be made in response to the comments will have a material effect on the accompanying financial statements. However, the SEC may have further comments upon receipt of the Company's response and there is no assurance as to when all comments will be cleared.

Note 6.       Pro Forma Financial Information

The following unaudited pro forma financial data for the three months ended December 31, 1996 and 1995, give effect to the acquisition of all the outstanding shares of National Pools Corporation, ("NPC") by NuOasis Gaming Inc., ("NuOasis") which Phase I of the acquisition (Note 2) was completed on December 24, 1996. The unaudited pro forma financial data is based on the historical financial statements of NuOasis Gaming and NPC and includes the effect of the acquisition under the purchase method of accounting and the assumptions and adjustments set forth in the accompanying notes to the unaudited pro forma financial data. The unaudited pro forma financial data for the three months ended December 31, 1996, presents the financial results of NuOasis Gaming as if it had acquired NPC as of October 1, 1996. Similarly, the unaudited pro forma financial data for the three months ended December 31, 1995, presents the financial results of NuOasis Gaming as if it had acquired NPC as of October 1, 1995.

The unaudited pro forma financial data for the three months ended December 31, 1996 and 1995 may not be indicative of the results which may be obtained in the future or that actually would have occurred if the acquisition of NPC closed on October 1, 1996 and 1995, respectively, and the combination had been in effect on the dates indicated. The unaudited pro forma financial data should be read in conjunction with the NuOasis Gaming audited financial statements and notes included in its Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, and NPC's audited and unaudited financial statements and notes incorporated by reference and contained elsewhere herein, respectively.

                                                      [NUOGAM\10Q:123196.QSB]-12


                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 (Unaudited)

                              NUOASIS GAMING, INC.
                      Pro Forma Consolidated Financial Data
                  For the Three Months Ended December 31, 1996
                                   (Unaudited)

                                                                                   Pro Forma                     Pro Forma
                                                 NuOasis            NPC           Adjustments                     Totals
                                            ----------------  --------------- ------------------             ----------------

Pro forma total revenues                    $             -   $            -  $               -              $              -
                                            ----------------  --------------- ------------------             ----------------
Pro forma total operating expenses                  211,444          103,569            835,999  (a)                1,151,012
                                            ----------------  --------------- ------------------             ----------------
Pro forma net loss from operations          $      (211,444)  $     (103,569)  $       (835,999)             $     (1,151,012)
                                            ================  ===============  =================             =================
Pro forma net income (loss)                 $      (211,444)  $      139,884  $        (859,999) (b)         $       (931,559)
                                            ================  =============== ==================             =================
Pro forma net income (loss)
     applicable to common stock             $      (217,394)  $      139,884  $        (859,999)             $       (937,509)
                                            ================  =============== ==================             =================
Pro forma net loss per share                $          (.01)  $          N/A  $             N/A              $           (.03)  (c)
                                            ================  =============== ==================             =================
Pro forma weighted-average common
   shares outstanding                            30,000,000              N/A                N/A                    30,000,000   (c)
                                            ================  =============== ==================             ================


        See Accompanying Notes to Pro Forma Consolidated Financial Data.


                              NUOASIS GAMING, INC.
                      Pro Forma Consolidated Financial Data
                  For the Three Months Ended December 31, 1995
                                   (Unaudited)

                                                                                   Pro Forma                     Pro Forma
                                                 NuOasis            NPC           Adjustments                     Totals
                                             ---------------  --------------- ------------------            ------------------

 Pro forma total revenues                    $            -   $            -  $               -             $                -
                                             ---------------  --------------- ------------------            ------------------
 Pro forma total operating expenses                 373,539          151,492            835,999  (a)                 1,361,030
                                             ---------------  --------------- ------------------            ------------------
 Pro forma net loss from operations          $     (373,539)  $     (151,492) $        (835,999)            $       (1,361,030)
                                             ===============  =============== ==================            ===================
 Pro forma net loss before
    extraordinary item                       $     (373,539)  $     (235,849) $        (859,999) (b)        $       (1,469,387)
                                             ===============  =============== ==================            ===================
 Pro forma net income (loss)                 $    (373,539)   $      149,011  $        (859,999)            $       (1,084,527)
                                             ===============  =============== ==================            ===================
 Pro forma net income (loss)
    applicable  to common stock              $     (379,489)  $      149,011  $        (859,999)            $       (1,090,477)
                                             ===============  =============== ==================            ===================
  Pro forma net loss per share               $         (.01)  $          N/A  $             N/A             $             (.04) (c)
                                             ===============  =============== ==================            ===================
  Pro forma weighted-average
     common shares outstanding                27,202,841                 N/A                N/A                     27,202,841  (c)
                                             ===============  =============== ==================            ===================



        See Accompanying Notes to Pro Forma Consolidated Financial Data.

                                                      [NUOGAM\10Q:123196.QSB]-12

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 (Unaudited)

                              NUOASIS GAMING, INC.
                        Notes to Pro Forma Financial Data
                                   (Unaudited)


Note A.        Basis of Presentation

The unaudited pro forma financial data for the three months ended December 31, 1996 and 1995 of NuOasis reflect the acquisition of NPC and the unaudited pro forma consolidated financial data of NuOasis as if it had acquired NPC as of October 1, 1996 and 1995, respectively.

The unaudited pro forma financial data do not purport to be indicative of the results that actually would have been obtained if the two companies and their operations had actually been combined at October 1, 1996 and 1995, and this presentation is not intended to be a projection of future results or trends.

The unaudited proforma financial data are presented assuming that NPC is the accounting acquiror. As a result of the acquisition of NPC in its entirety (Note
2), the shareholders of NPC will become the largest NuOasis equity ownership group, and the control group of NPC will continue in control of the surviving entity.

The  unaudited   proforma   financial  data  are  presented  assuming  that  all
contingencies surrounding the acquisition of NPC, described in Note 2 herein, have occurred.

Note B.       Adjustments to Unaudited Proforma Financial Data

(a)  Interest on Notes Payable

This adjustment reflects interest expense retroactively incurred in the amounts of $24,000 and $24,000 for the three months ended December 31, 1996 and 1995, respectively, as if the Notes were issued on October 1, 1996 and 1995.

(b)  Write-off of Goodwill

The excess of the purchase price over the fair market value of the net assets acquired was approximately $835,999 and was assumed to be allocated to goodwill. Due to the Registrant's and NPC's historical negative cash flows from operations and working capital deficit, this adjustment assumes the goodwill of $835,999 is immediately written off due to the uncertainty of realizing any future benefit from this asset.

(c)  Earnings/Loss Per Share

Pro forma loss per share is completed using the weighted average number of shares of NuOasis common stock issued and outstanding assuming that all the shares were outstanding for the entire year. Common stock equivalents were not considered in the loss per share calculation as the effect would have been anti-dilutive.

                                                      [NUOGAM\10Q:123196.QSB]-12

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Registrant has incurred net losses and negative cash flows from operating activities since its inception in 1988. The Registrant had cash and cash equivalents of approximately $0 and $84 as of December 31, 1996 and June 30, 1996, respectively, and negative working capital of $3,299,555 and $769,012 as of December 31, 1996 and June 30, 1996, respectively. The increase in working capital deficiency is a direct result of the acquisition of NPC, discussed below, whereby the Registrant assumed current liabilities in the approximate amount of $2.1 million as part of acquiring NPC. As of the date of this Report, the Registrant has no material commitments for capital expenditures.

As a result of the Registrant having no revenue producing activities, the Registrant had limited cash and cash equivalents remaining as of December 31, 1996 to finance future operations. The Registrant has received financial support from Nona, and is dependent upon Nona for future working capital. The Registrant's plan is to continue searching for additional sources of equity and working capital and consummating the remaining phases of the NPC acquisition (see Note 2 of the footnotes to accompanying unaudited financial statements included elsewhere herein at Item 1). In the interim, the Registrant's existence is dependent upon continuing financial support from Nona and NPC for the remaining of fiscal year 1997. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern.

As of the date of filing this Report, Ba-Mak's operations had ceased following the bankruptcy court's conversion in April 1995 of its Chapter 11 proceeding into a proceeding under Chapter 7 of the Bankruptcy Code. The Chapter 7 Trustee took possession of Ba-Mak's assets and is in the process of liquidating such assets for the benefit of Ba- Mak's bankruptcy estate. As such, all gaming operations at Ba-Mak ceased and accordingly, Ba-Mak was accounted for as a disposition of an investment during fiscal year 1995. Gaming revenues in the amount of $884,077 for the year ended September 30, 1995 from Ba-Mak are not expected to recur in future years due to the Chapter 7 bankruptcy. The Registrant is also pursuing other joint venture, merger or acquisition opportunities which may provide additional capital resources during fiscal 1997.

Acquisition

On December 24, 1996, Phase I of the NPC acquisition occurred (see Note 2 of the footnotes to accompanying unaudited financial statements included elsewhere herein at Item 1).

Results of Operations

Comparison of the Three Months Ended December 31, 1996 to the Three Months Ended December 31, 1995

There were no gaming or other revenue producing operations during the three months ended December 31, 1996. The Registrant's gaming operations ceased during April 1995 upon commencement of Ba-Mak's Chapter 7 bankruptcy liquidation. As a result, there were no gaming revenues or gaming costs or expenses during the three months ended December 31, 1996 and 1995.

Total General and Administrative expenses decreased by $162,095 or 43% during the quarter ended December 31, 1996 as compared to the same period last year. Since there were no operations during the quarter, General and Administrative expenses comprised mostly of professional, consulting and advisory fees. Additionally, the acquisition of NPC had no significant effect on General or Administrative expenses since Phase I of the acquisition occurred late in the second quarter on December 24, 1996.

As a result of the NPC acquisition, the excess of the purchase price over the fair market value of the net assets acquired was approximately $835,999 and was assumed to be allocated to goodwill. Due to the Registrant's and NPC's historical negative cash flows from operations and working capital deficit, the goodwill of $835,999 is immediately written off due to the uncertainty of

                                                      [NUOGAM\10Q:123196.QSB]-12
realizing any future benefit from this asset. There was no such write off during the comparable period last year.

Comparison of the Six Months Ended December 31, 1996 to the Six Months Ended December 31, 1995

There were no gaming or other revenue producing operations during the six months ended December 31, 1996. The Registrant's gaming operations ceased during April 1995 upon commencement of Ba-Mak's Chapter 7 bankruptcy liquidation. As a result, there were no gaming revenues or gaming costs or expenses during the three months ended December 31, 1996 and 1995.

Total General and Administrative expenses decreased by $263,875 or 40% during the quarter ended December 31, 1996 as compared to the same period last year. Since there were no operations during the quarter, General and Administrative expenses comprised mostly of professional, consulting and advisory fees. Additionally, the acquisition of NPC had no significant effect on General or Administrative expenses since Phase I of the acquisition occurred late in the second quarter on December 24, 1996.

As a result of the NPC acquisition, the excess of the purchase price over the fair market value of the net assets acquired was approximately $835,999 and was assumed to be allocated to goodwill. Due to the Registrant's and NPC's historical negative cash flows from operations and working capital deficit, the goodwill of $835,999 is immediately written off due to the uncertainty of realizing any future benefit from this asset. There was no such write off during the comparable period last year.

Cash used in operating activities increased to $121,343 for the six months ended December 31, 1996 from $341 used by operating activities for the comparable period last year which was primarily attributable to the Chapter 7 bankruptcy proceedings of the Registrant's operating subsidiary which commenced April 20, 1995. Additionally, payments for professional services contributed to the increase.

Cash provided by financing activities increased to $121,259 for the six months ended December 31, 1996 from $0 for the comparable period last year which was primarily attributable to proceeds received from stockholder's receivables. Of the $121,259 proceeds received, approximately $80,000 was received from the former President for repayment of a note receivable.

PART II:      OTHER INFORMATION

Item 1.       Legal Proceedings

The Registrant knows of no significant changes for the six months ended December 31, 1996, in the status of the pending litigation as described in the fiscal year 1996 Form 10-KSB, filed on or about November 22, 1996.

Item 2.       Changes In Securities: None

Item 3.       Defaults Upon Senior Securities: None

Item 4.       Submission Of Matters To A Vote Of Security Holders: None

Item 5.       Other Information: None

Item 6.       Exhibits And Reports On Form 8-K

Exhibit No.    Description
-------------------------------------------------------------------------------
     1         Financial  Statements of National Pools Corporation for the three and six  months ended December 31, 1995

     2 Financial Statements of National Pools Corporation as of December 31, 1996 and for the three months and year then ended.

     27        Financial Data Schedule

                                                      [NUOGAM\10Q:123196.QSB]-12

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NUOASIS GAMING, INC.



Dated: February 18, 1997                By:  /s/  Joseph Monterosso
                                             ----------------------------------
                                                  Joseph Monterosso,
                                                  President and Director

Dated: February 18, 1997                By:  /s/  Fred G. Luke
                                             ----------------------------------
                                                  Fred G. Luke, Chairman

Dated: February 18, 1997                By:  /s/  Steven H. Dong
                                                  -----------------------------
                                                  Steven H. Dong,
                                                  Chief Financial Officer

                                                      [NUOGAM\10Q:123196.QSB]-12