Form 10QSB/A
period 1996-12-31
NUOASIS GAMING INC
filed 1997-03-28
CIK 828956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-QSB/A

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

         Common Stock $.01 par value;  30,000,000 shares as of December 31, 1996

                                                          Total No. of Pages: 25

                                                   [NUOGAM\10QA\:123196.QSB-A]-2

                              NUOASIS GAMING, INC.
                                      INDEX

                                                                            Page

                                     PART I

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of December 31, 1996
                    (unaudited) and June 30, 1996 (audited) ...............1

                  Consolidated Statements of Operations for the Three
                    and Six Months Ended December 31, 1996 and 1995
                    (unaudited) ...........................................2

                  Consolidated Statements of Cash Flows for the Six
                    Months Ended December 31, 1996 and 1995 (unaudited) ...3

                  Notes to Consolidated Financial Statements ..............4

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...................9

                                     PART II

Item 1.           Legal Proceedings....................................... 10

Item 2.           Changes In Securities..................................  10

Item 3.           Defaults Upon Senior Securities..........................10

Item 4.           Submission Of Matters to a Vote of Security Holders......10

Item 5.           Other Information........................................10

Item 6.           Exhibits And Reports On Form 8-K.........................10

                  Signatures...............................................11

                                                   [NUOGAM\10QA\:123196.QSB-A]-2


                              NUOASIS GAMING, INC.
                           Consolidated Balance Sheets
                     As of December 31, 1996 (Unaudited) and
                             June 30, 1996 (Audited)

                                                                                      December 31,            June 30,
                                                                                          1996                  1996
                                                                                  --------------------- --------------------
                                                                                       (Unaudited)            (Audited)
                                                                                  --------------------- --------------------
ASSETS
Current Assets:
 Cash and cash equivalents                                                        $                  -  $                 84
                                                                                  --------------------- --------------------
      Total Current Assets                                                                           -                    84
                                                                                  --------------------- --------------------
Fixed assets
 Equipment                                                                                      89,090                     -
   Less accumulated depreciation                                                               (43,858)                    -
                                                                                  --------------------- --------------------
      Total Fixed Assets, net                                                                   45,232                     -
                                                                                  --------------------- --------------------
Intangible asset
 Software                                                                                      200,037                     -
   Less accumulated amortization                                                              (161,792)                    -
                                                                                  --------------------- --------------------
      Total Intangible Asset, net                                                               38,245                     -
                                                                                  --------------------- --------------------
Other assets                                                                                     5,455                     -
                                                                                  --------------------- --------------------
TOTAL ASSETS                                                                      $             88,932  $                 84
                                                                                  ===================== ====================
Current Liabilities:
 Accounts payable                                                                 $            730,201  $             98,595
 Loans payable                                                                                 944,328                     -
 Due to affiliates                                                                           1,325,617               665,371
 Accrued expenses and accrued interest                                                         299,409                 5,130
                                                                                  --------------------- --------------------
      Total Current Liabilities                                                              3,299,555               769,096
                                                                                  --------------------- --------------------
Commitments And Contingencies                                                                        -                     -
Long Term Liabilities:
 Notes payable                                                                               1,200,000                     -
                                                                                  --------------------- --------------------
      Total Long Term Liabilities                                                            1,200,000                     -
                                                                                  --------------------- --------------------
      Total Liabilities                                                                      4,499,555               769,096
                                                                                  --------------------- --------------------
Stockholders' Deficiency:
 Preferred stock - par value $.01;  authorized  1,000,000 shares; 14% cumulative convertible; issued and outstanding 170,000
  shares (aggregate liquidation of $170,000)                                                     1,700                 1,700
 Preferred Stock Series B - par value $2.00;  authorized, issued
  and outstanding 250,000 shares (aggregate liquidation of $500,000)                           500,000               500,000
 Common stock - par value $.01;  authorized 30,000,000 shares;
  30,000,000 shares issued and outstanding                                                     300,000               300,000
 Additional paid-in capital                                                                 12,376,196            12,376,196
 Stockholders' receivables                                                                  (1,370,073)           (1,447,080)
 Accumulated deficit                                                                      (16,218,446)           (12,499,828)
                                                                                  --------------------  ---------------------
      Total Stockholders' Deficiency                                                        (4,410,623)             (769,012)
                                                                                  --------------------- ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIENCY                                                                       $             88,932  $                 84
                                                                                  ===================== ====================

        See accompanying notes to these consolidated financial statements

                                                   [NUOGAM\10QA\:123196.QSB-A]-2


                              NUOASIS GAMING, INC.
                      Consolidated Statements of Operations
    For the Three and Six Months Ended December 31, 1996 and 1995 (Unaudited)

                                                Three Months Ended                             Six Months Ended
                                                   December 31,                                  December 31,
                                     -----------------------------------------      ---------------------------------------
                                             1996                 1995                     1996                1995
                                     -------------------- --------------------      ------------------- -------------------
                                          (Unaudited)          (Unaudited)              (Unaudited)         (Unaudited)
                                     -------------------- --------------------      ------------------- -------------------

Revenues:
  Gaming                             $                 -  $                 -       $                -  $                -
                                     -------------------- --------------------      ------------------- -------------------
      Totals                                           -                    -                        -                   -
                                     -------------------- --------------------      ------------------- -------------------
Costs and expenses:
  General and administrative                     211,444              373,539                  400,511             664,386
  Write down of goodwill                     3,318 5,107                    -                3,318,107                   -
                                     -------------------- --------------------      ----------------    -------------------
      Totals                                   3,529,551              373,539                3,718,618             664,386
                                     -------------------- --------------------      ------------------- ------------------
Net loss                             $        (3,529,551) $          (373,539)      $       (3,718,618) $         (664,386)
                                     ==================== ====================      =================== ===================
Net loss applicable to
 common stock                        $        (3,535,501) $          (379,489)      $       (3,730,518) $         (676,286)
                                     ==================== ====================      =================== ===================
Net loss per common share            $              (.12) $              (.01)      $             (.12) $             (.03)
                                     ==================== ====================      =================== ===================
Weighted average common
 shares outstanding                           30,000,000           27,202,841               30,000,000          26,668,675
                                     ==================== ====================      =================== ==================


        See accompanying notes to these consolidated financial statements

                                                   [NUOGAM\10QA\:123196.QSB-A]-2


                              NUOASIS GAMING, INC.
                      Consolidated Statements of Cash Flows
         For the Six Months Ended December 31, 1996 and 1995 (Unaudited)

                                                                                          Six Months Ended
                                                                                            December 31,
                                                                                    1996                    1995
                                                                           ----------------------- -----------------------
                                                                                 (Unaudited)             (Unaudited)
                                                                           ----------------------- -----------------------

Operating activities:
  Net loss                                                                 $           (3,718,618) $             (664,386)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Effect of common shares issued for payment of services                                    -                  76,213
      Depreciation and amortization                                                             -                 360,001
      Write off of goodwill                                                             3,318,107                       -
      Increase (decrease) from changes in:                                                                              -
         Other assets                                                                           -                 (11,220)
         Accounts payable and accrued expenses                                            (13,589)                170,231
         Due to affiliate                                                                 292,757                  68,820
                                                                           ----------------------- -----------------------
            Net cash provided (used) in operating activities                             (121,343)                   (341)
                                                                           ----------------------- -----------------------
Financing activities:
  Proceeds from stockholders' receivables                                                 121,259                       -
                                                                           ----------------------- -----------------------
           Net cash provided (used) by financing activities                               121,259                       -
                                                                           ----------------------- -----------------------
Net increase (decrease) in cash and cash equivalents                                          (84)                   (341)
Cash and cash equivalents, beginning of period                                                 84                     341
                                                                           ----------------------- -----------------------
Cash and cash equivalents, end of period                                   $                    -  $                    -
                                                                           ======================= =======================
Supplemental Disclosure of Cash Flow Information Cash paid during the year for:

      Income taxes                                                         $                    -  $                    -
      Interest                                                             $                    -  $                    -
 Non-cash investing and financing activities:
      Purchase of NPC (Note 2) for notes payable                           $            1,200,000  $                    -
      Purchase of NPC (Note 2) for accrued liability                       $              125,000  $                    -


        See accompanying notes to these consolidated financial statements

                                                   [NUOGAM\10QA\:123196.QSB-A]-2

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

                                                   [NUOGAM\10QA\:123196.QSB-A]-2

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 (Unaudited)

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

Reclassification of Prior Year Amounts

To enhance comparability, the fiscal 1996 consolidated financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in fiscal 1997.

                                                   [NUOGAM\10QA\:123196.QSB-A]-2

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

On November 21, 1996, the Registrant's Board of Directors approved the acquisition of NPC. On December 24, 1996 NuOasis executed and closed the Stock Purchase Agreements with each of the shareholders of NPC pursuant to which it agreed to issue a series of Secured Promissory Notes (the "Notes") in the aggregate amount of $1,200,000 and 1,000,000 shares of its common stock to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC. The Notes are convertible into a total of 241,900,000 shares of NuOasis' common stock contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The Notes are non-recourse to NuOasis and secured by the assets of NPC, bear interest at 8% per annum, and are due and payable on May 31, 1999. Under the terms of the Notes, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted into 1,511,875 shares of restricted NuOasis common stock. As part of this acquisition, Nona and NuOasis agreed to a debt assumption agreement whereby all NuOasis debt in excess of $20,000 on December 24, 1996 will be assumed by Nona, except for amounts owed to NuVen Advisors, Inc., an affiliate , and Fred G. Luke, Chairman and former President, which are to be converted into shares of NuOasis common stock: the conversion rate is based upon the prevailing market price on the date of the next NuOasis Shareholder's Meeting.

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

The audited financial statements of NPC as of December 31, 1995 and the year then ended are incorporated by reference filed with the Registrant's Form 8-K/A (SEC File No. 000-18224). Such audit reports explain that NPC's financial statements have been prepared assuming that NPC will continue as a going concern and that such statements do not include any adjustments that may result in the event it is unable to do so. The audited financial statements of NPC also reflect that it has incurred operating losses of $2,401,992 from its inception and had negative working capital of $1,581,827, as of December 31, 1995. Unaudited financial statements of NPC for the quarter ended December 31, 1996 and 1995 are included elsewhere herein in Part II, Item 6 as an exhibit.

Subject to the exercise of the Option and the sale by Nona of the Series B Shares, NuOasis has agreed to fund NPC's future operations. Exercise of the Option is contingent upon the approval of an amendment to the NuOasis Certificate of Incorporation allowing for its authorized capital stock to be increased to have sufficient shares of its common stock available for conversion of the Notes. Upon such Amendment to the NuOasis Certificate of Incorporation, and the acquisition of the Series B Shares, there will be a change of control of NuOasis. If the NuOasis shareholders do not approve such Amendment to the Certificate of Incorporation it is unlikely that the Series B Shares will be acquired pursuant to the Option and, in this event, NPC may not have sufficient working capital to "roll out" the Hit-LottoTM program on a commercial basis, and there will not be a change of control of NuOasis. The Transaction is divided into three phases and summarized as follows:

                                                   [NUOGAM\10QA\:123196.QSB-A]-2

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 (Unaudited)

     Phase I :    Acquisition of NPC, which closed on December 24, 1996

         On December 24, 1996 NuOasis executed and closed the Stock Purchase Agreements with each of the shareholders of NPC pursuant to which it issued a series of the Secured Promissory Notes in the aggregate amount of $1,200,000 and a promise to issue 1,000,000 shares of common stock of NuOasis to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC.

     Phase II:    Exercise of 95,000 Series B Shares

         Holders of the Option exercise the option to purchase 95,000 Series B Shares, at $13.00 per share, by payment to Nona of $1,235,000. The 95,000 Series B Shares so acquired may then immediately be converted into 7,410,000 shares of restricted NuOasis common stock at the election of the holders.

         Subject to the exercise of the Option as to the 95,000 Series B Shares, NuOasis has agreed to sell its wholly-owned subsidiary, CMA, to Nona for $1,235,000. Upon the sale of CMA, NuOasis intends to contribute most if not all of the proceeds of the sale of CMA to NPC, its wholly owned subsidiary, for working capital. Phase II is expected to occur following the next NuOasis Shareholders' Meeting. As of the date of this Report there has been no Shareholders' Meeting held.

     Phase III:   Exercise of 155,000 Series B Shares

         Following the initial exercise of 95,000 Series B Shares, if such exercise occurs, there will be remaining 155,000 Series B Shares available under the Option. If exercised, the 155,000 Series B Shares could immediately be converted into 12,090,000 common shares. The exercise and sale of such remaining Series B Shares will result in an additional $2,015,000 in proceeds to Nona which Nona intends to utilize to satisfy any intercompany payables owed to NuOasis of up to $1,765,000 as of the date Phase III occurs. No amounts are expected to be owed by Nona to NuOasis assuming Phase II occurs, therefore, the entire $1,765,000 is expected to be a payment from Nona to NuOasis for a release of liability, if any, for events while it controlled NuOasis. Phase III is expected to occur following Phase II and the next NuOasis Shareholders' Meeting. As of the date of this Report there has been no Shareholders' Meeting held.

Basis of Presentation

As of December 31, 1996, Phase I has occurred and accordingly Phase I has been reflected in the accompanying unaudited condensed consolidated financial statements. The Phase II and III portions of the acquisition will be reflected and recorded at such time when the events included in Phase II and III have occurred; these events are expected to occur only subsequent to the next NuOasis Shareholders' Meeting. As of the date of this Report there has been no Shareholders' Meeting held. The acquisition has been recorded as a purchase with NuOasis Gaming as the accounting acquiror. Since conversion of the Notes is based upon future earnings of NPC, which is in itself based upon the success of the Hit-Lottotm program, a developmental business, the probability of the conversion is undeterminable and uncertain. Although control of NuOasis Gaming may be transferred to the NPC shareholders upon conversion of the Notes, due to this uncertainty, the acquisition of NPC has been accounted for as a purchase with NuOasis Gaming deemed the accounting acquiror.

                                                   [NUOGAM\10QA\:123196.QSB-A]-2

Supplemental Pro Forma Information

The following unaudited pro forma combined results of operations for the three months ended December 31, 1996 and 1995 have been prepared assuming that the acquisition of NPC occurred at the beginning of each such period. In preparing the pro forma data, adjustments have been made for the interest expense related to the borrowings under the Notes to finance a portion of the purchase price and the write off of goodwill. The following unaudited pro forma financial information is not necessarily indicative of results of operations that would have occurred had the transaction been put into effect at the beginning of each of the periods or of future results of the combined companies.

                              NUOASIS GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 (Unaudited)

                                                       Three Months Ended
                                                          December 31,
         Proforma Information                        1996              1995
         -----------------------------------    -------------     -------------
         Net revenues                           $          -      $          -
         Loss before extraordinary item         $ (3,273,783)     $ (3,812,237)
         Net loss                               $ (3,273,783)     $ (3,427,377)
         Per share data:
             Loss before extraordinary item     $       (.11)     $       (.14)
             Net loss                           $       (.11)     $       (.12)
         Weighted average common shares           30,000,000        27,202,841

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

                                                   [NUOGAM\10QA\:123196.QSB-A]-2

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

As a result of the NPC acquisition, the excess of the purchase price over the fair market value of the net assets acquired was approximately $3,318,107 and was assumed to be allocated to goodwill. Due to the Registrant's and NPC's historical negative cash flows from operations and working capital deficit, the goodwill of $3,318,107 is immediately written off due to the uncertainty of realizing any future benefit from this asset. There was no such write off during the comparable period last year.

                                                   [NUOGAM\10QA\:123196.QSB-A]-2

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

As a result of the NPC acquisition, the excess of the purchase price over the fair market value of the net assets acquired was approximately $3,318,107 and was assumed to be allocated to goodwill. Due to the Registrant's and NPC's historical negative cash flows from operations and working capital deficit, the goodwill of $3,318,107 is immediately written off due to the uncertainty of realizing any future benefit from this asset. There was no such write off during the comparable period last year.

Cash used in operating activities increased to $121,343 for the six months ended December 31, 1996 from $341 used in operating activities for the comparable period last year which was primarily attributable to the Chapter 7 bankruptcy proceedings of the Registrant's operating subsidiary which commenced April 20, 1995. Additionally, payments for professional services contributed to the increase.

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

Item 2.       Changes In Securities: None

Item 3.       Defaults Upon Senior Securities: None

Item 4.       Submission Of Matters To A Vote Of Security Holders: None

Item 5.       Other Information: None

Item 6.       Exhibits And Reports On Form 8-K

              Exhibit No.  Description
              -----------  ------------------------------------------------
                    1 Financial Statements of National Pools Corporation for the three and six months ended December 31, 1995

                    2 Financial Statements of National Pools Corporation as of December 31, 1996 and for the three months and year then ended.

                    27     Financial Data Schedule

                                                   [NUOGAM\10QA\:123196.QSB-A]-2

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NUOASIS GAMING, INC.


Dated: Mach 28, 1997                    By:  /s/  Joseph Monterosso
                                                  -----------------------------
                                                  Joseph Monterosso,
                                                  President and Director

Dated: March 28, 1997                   By:  /s/  Fred G. Luke
                                                  -----------------------------
                                                  Fred G. Luke, Chairman

Dated: March 28, 1997                   By:  /s/  Steven H. Dong
                                                  -----------------------------
                                                  Steven H. Dong,
                                                  Chief Financial Officer

                                                   [NUOGAM\10QA\:123196.QSB-A]-2

                                    EXHIBIT 1

               Financial Statements of National Pools Corporation
              for the three and six months ended December 31, 1995
                   with Report of Certified Public Accountants

                                                   [NUOGAM\10QA\:123196.QSB-A]-2

                           NATIONAL POOLS CORPORATION
                        (A Development Stage Corporation)


                              FINANCIAL STATEMENTS

                   With Report of Certified Public Accountants



              Three and Six Months Ended December 31, 1995, And For
            The Period Cumulative From Inception (February 23, 1993)
                            through December 31, 1995

                                                   [NUOGAM\10QA\:123196.QSB-A]-2

                             MARCIA FRITZ & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS
                         5530 Birdcage Street, Suite 200
                          Citrus Heights, CA 95610-7621

                                                   [NUOGAM\10QA\:123196.QSB-A]-2

                             MARCIA FRITZ & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS
                         5530 Birdcage Street, Suite 200
                          Citrus Heights, CA 95610-7621



To the Board of Directors and
Stockholders of National Pools Corporation

We have compiled the accompanying statements of operations of National Pools Corporation (a development stage company) for the three months and six months ended December 31, 1995, and from inception (February 23, 1993) through December 31, 1995, in accordance with Statements on Standards and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying statements of operations and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures required by generally accepted accounting principles. If the omitted disclosures were included with the statements of operations, they might influence the user's conclusions about the Company's results of operations. Accordingly, these statements of operations are not designed for those who are not informed about such matters.

/s/  Marcia Fritz & Company
     -----------------------------
     Marcia Fritz & Company

February 13, 1997

                                                   [NUOGAM\10QA\:123196.QSB-A]-2


                           NATIONAL POOLS CORPORATION
                          (A Development Stage Company)

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                     Three and Six Months Ended December 31,
               1995, and for the Period Cumulative from Inception
                  (February 23, 1993) through December 31, 1995

                                                     Three Months                  Six Months
                                                         Ended                        Ended                   Cumulative from
                                                  ----------------------- -----------------------------      Inception through
                                                                  December 31, 1995                          December 31, 1995
                                                  ----------------------- ----------------------------- ----------------------------

Operating Expenses                                $             (104,903) $                   (177,864) $                (1,019,263)
Research and Development                                         (46,589)                      (85,593)                  (1,255,375)
                                                  ----------------------- ----------------------------- ----------------------------
  Net (Loss) from Operations                                    (151,492)                     (263,457)                  (2,274,638)
                                                  ----------------------- ----------------------------- ----------------------------
Other Income and (Expense):
  Interest Expense:
    Discounts on Convertible Debt                                (34,471)                      (55,153)                    (248,188)
    Other Interest Expense                                       (40,165)                      (80,489)                    (286,997)
                                                  ----------------------- ----------------------------- ----------------------------
      Total Interest Expense                                     (74,636)                     (135,642)                    (535,185)
  Interest Income                                                                                                             1,012
  Loss on Disposal of Assets                                      (9,721)                       (9,721)                     (57,585)
                                                  ----------------------- ----------------------------- ----------------------------
      Total Other Income and (Expense)                           (84,357)                     (145,363)                    (591,758)
                                                  ----------------------- ----------------------------- ----------------------------
Net (Loss) Before Extraordinary Item                            (235,849)                     (408,820)                  (2,866,396)
Benefit from Extinguishment of Debt                              384,860                       384,860                      464,404
                                                  ----------------------- ----------------------------- ---------------------------
Net Income (Loss)                                                149,011                       (23,960)                  (2,401,992)
Accumulated Deficit, Beginning                                (2,551,003)                   (2,378,032)
                                                  ----------------------- -----------------------------
Accumulated Deficit, Ending                       $           (2,401,992) $                 (2,401,992) $                (2,401,992)
                                                  ======================= ============================= ============================
Per Common Share
Net (Loss) Before Extraordinary Item              $                 (.01) $                       (.03)
Benefit from Extinguishment of Debt                                  .02                           .03
                                                  ----------------------- ----------------------------
Net Income (Loss) Per Common Share                $                  .01  $                       (.00)
                                                  ======================= =============================
Weighted Average Common Shares
 Outstanding                                                  16,604,200                    14,571,210
                                                  ======================= =============================


                                                   [NUOGAM\10QA\:123196.QSB-A]-2

                                    EXHIBIT 2



               Financial Statements of National Pools Corporation
                as of December 31, 1996 and for the three months
                             and the year then ended

                                                   [NUOGAM\10QA\:123196.QSB-A]-2


                           National Pools Corporation
                                  Balance Sheet
                             As of December 31, 1996
                                   (Unaudited)

                                                                                        December 31,
                                                                                            1996
                                                                                         (Unaudited)
                                                                                 --------------------------

CURRENT ASSETS
Current Assets
  Cash                                                                           $                    1,342
  Accounts Receivable                                                                                 1,000
  Employee Advances                                                                                  33,550
                                                                                 --------------------------
     Total Current Assets                                                                            35,892
Fixed Assets
  Office Equipment                                                                                   89,090
  Accumulated Depreciation - Office Equipment                                                       (43,858)
                                                                                 ---------------------------
     Total Fixed Assets, net                                                                         45,232
Intangible Assets
 Software                                                                                           200,036
 Accumulated Amortization                                                                          (161,792)
     Total Intangible Assets, net                                                                    38,244
Other Assets                                                                                          5,456
    TOTAL ASSETS                                                                 $                  124,824
                                                                                 ===========================
LIABILITIES
Current Liabilities
  Accounts Payable                                                               $                  641,538
  Loans Payable                                                                                     121,398
  Accrued Interest Payable ST                                                                       285,986
  Payroll Payable                                                                                   232,788
  Payroll Taxes Payable                                                                              13,291
  Working Capital Loan Payable                                                                      822,930
                                                                                 ---------------------------
    TOTAL LIABILITIES                                                                             2,117,931
STOCKHOLDERS' DEFICIENCY
Capital
  Common Stock                                                                                      991,764
  Accumulated Deficiency                                                                         (2,984,871)
    TOTAL STOCKHOLDERS' DEFICIENCY                                                               (1,993,107)
                                                                                 ---------------------------
    TOTAL LIABILITIES AND EQUITY                                                 $                  124,824
                                                                                 ===========================


                                                   [NUOGAM\10QA\:123196.QSB-A]-2


                           National Pools Corporation
                                Income Statement
                       For the three months and year ended
                                December 31, 1996
                                   (Unaudited)

                                                                    Three Months                       Year
                                                                        Ended                          Ended
                                                           ------------------------------ ------------------------------
                                                                                 December 31, 1996
                                                                                    (Unaudited)
                                                           ------------------------------ ------------------------------

Operating Expenses                                         $                     103,569  $                     452,861
                                                           ------------------------------ ------------------------------
  Net loss from Operations                                                      (103,569)                      (452,861)
                                                           ------------------------------ ------------------------------
Other Income and (Expense):
  Interest Expense:
    Discounts on Convertible Debt                                                      -                              -
    Other Interest Expense                                                       (36,315)                      (130,018)
                                                           ------------------------------ ------------------------------
      Total Interest Expense                                                     (36,315)                      (130,018)
                                                           ------------------------------ ------------------------------
      Total Other Income and (Expense)                                           (36,315)                      (130,018)
                                                           ------------------------------ ------------------------------
Net loss                                                   $                    (139,884) $                    (582,879)
                                                           ============================== ==============================


                                                   [NUOGAM\10QA\:123196.QSB-A]-2