Form 10QSB/A
period 1997-03-31
NUOASIS GAMING INC
filed 1997-05-02
CIK 828956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For The Quarter Ended March 31, 1997             Commission File No.    0-18224

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

         Common Stock $.01 par value;  30,000,000 shares as of March 31, 1997.

                                                       [NUOGAM\10Q\:33197.QSB]-6

                              NUOASIS GAMING, INC.
                                      INDEX

                                                                            Page

                                     PART I

Item 1.           Financial Statements

                  Consolidated Condensed Balance Sheet as of
                    March 31, 1997 (unaudited)                             1

                  Consolidated Condensed Statements of Operations
                    for the Three and Nine Months Ended March 31, 1997
                    and 1996 (unaudited)                                   2

                  Consolidated Condensed Statements of Cash Flows
                    for the Nine Months Ended March 31, 1997 and 1996
                    (unaudited)                                            3

                  Notes to Consolidated Condensed Financial Statements     4

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    8

                                     PART II

Item 1.           Legal Proceedings........................................9

Item 2.           Changes In Securities....................................9

Item 3.           Defaults Upon Senior Securities..........................9

Item 4.           Submission Of Matters to a Vote of Security Holders......9

Item 5.           Other Information........................................9

Item 6.           Exhibits And Reports On Form 8-K.........................9

                  Signatures...............................................10

                                                       [NUOGAM\10Q\:33197.QSB]-6


                              NUOASIS GAMING, INC.
                      Consolidated Condensed Balance Sheet
                        As of March 31, 1997 (Unaudited)


                                                                                     March 31,
                                                                                       1997
                                                                                    (Unaudited)
                                                                              ----------------------

ASSETS
Current Assets:
 Cash and cash equivalents                                                    $                5,750
                                                                              ----------------------
      Total Current Assets                                                                     5,750
                                                                              ----------------------
Fixed assets
 Equipment                                                                                    89,090
   Less accumulated depreciation                                                             (48,268)
      Total Fixed Assets, net                                                                 40,822
Intangible asset
 Software                                                                                    200,037
   Less accumulated amortization                                                            (170,531)
      Total Intangible Asset, net                                                             29,506
                                                                              ----------------------
Other assets                                                                                   7,529
                                                                              ----------------------
TOTAL ASSETS                                                                  $               83,607
                                                                              ======================
Current Liabilities:
 Accounts payable                                                             $              767,343
 Loans payable                                                                               979,030
 Due to affiliates                                                                         1,569,847
 Accrued expenses and accrued interest                                                       367,167
                                                                              ----------------------
      Total Current Liabilities                                                            3,683,387
Commitments And Contingencies                                                                      -
Long Term Liabilities:
 Notes payable                                                                             1,200,000
                                                                              ----------------------
      Total Long Term Liabilities                                                          1,200,000
                                                                              ----------------------
      Total Liabilities                                                                    4,883,387
                                                                              ----------------------
Stockholders' Deficiency:
 Preferred stock - par value $.01;  authorized  1,000,000 shares; 14% cumulative convertible; issued and outstanding 170,000
  shares (aggregate liquidation of $170,000)                                                   1,700
 Preferred Stock Series B - par value $2.00;  authorized, issued
  and outstanding 250,000 shares (aggregate liquidation of $500,000)                         500,000
 Common stock - par value $.01;  authorized 30,000,000 shares;
  30,000,000 shares issued and outstanding                                                   300,000
 Additional paid-in capital                                                               12,376,196
 Stockholders' receivables                                                                (1,375,963)
 Accumulated deficit                                                                     (16,601,713)
                                                                              -----------------------
      Total Stockholders' Deficiency                                                      (4,799,780)
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIENCY                                                                   $               83,607
                                                                              =======================

   See accompanying notes to these consolidated condensed financial statements

                                                       [NUOGAM\10Q\:33197.QSB]-6


                              NUOASIS GAMING, INC.
                 Consolidated Condensed Statements of Operations
     For the Three and Nine Months Ended March 31, 1997 and 1996 (Unaudited)




                                                  Three Months Ended                            Nine Months Ended
                                                      March 31,                                     March 31,
                                        ---------------------------------------      --------------------------------------
                                               1997                1996                     1997               1996
                                        ------------------- -------------------      ------------------ -------------------
                                            (Unaudited)         (Unaudited)              (Unaudited)        (Unaudited)
                                        ------------------- -------------------      ------------------ -------------------

Revenues:
  Gaming                                $                -  $                -       $               -  $                -
                                        ------------------- -------------------      ------------------ ------------------
      Totals                                             -                   -                       -                   -
                                        ------------------- -------------------      ------------------ ------------------
Costs and expenses:
  General and administrative                        306,594            200,196                 707,105              504,581
  Depreciation and amortization                      13,329                      -             13,329              360,001
  Interest expense                                  63,344                       -             63,344                        -
  Write down of goodwill                                 -                   -               3,318,107                   -
                                        ------------------- -------------------      ------------------ ------------------
      Totals                                       383,267             200,196               4,101,885             864,582
                                        ------------------- -------------------      ------------------ ------------------
Net loss                                $         (383,267) $         (200,196)      $      (4,101,885) $         (864,582)
                                        =================== ===================      ================== ===================
Net loss applicable to
 common stock                           $         (389,217) $         (206,146)      $      (4,119,735) $         (882,432)
                                        =================== ===================      ================== ===================
Net loss per common share               $             (.01) $             (.01)      $            (.14) $             (.03)
                                        =================== ===================      ================== ===================
Weighted average common
 shares outstanding                             30,000,000          29,651,740              30,000,000          27,634,312
                                        =================== ===================      ================== ===================


   See accompanying notes to these consolidated condensed financial statements

                                                       [NUOGAM\10Q\:33197.QSB]-6


                              NUOASIS GAMING, INC.
                 Consolidated Condensed Statements of Cash Flows
          For the Nine Months Ended March 31, 1997 and 1996 (Unaudited)



                                                                                          Nine Months Ended
                                                                                              March 31,
                                                                                    1997                    1996
                                                                           ----------------------- -----------------------
                                                                                 (Unaudited)             (Unaudited)
                                                                           ----------------------- -----------------------

Operating activities:
  Net loss                                                                 $           (4,101,885) $             (864,582)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Effect of common shares issued for payment of services                                    -                  76,213
      Depreciation and amortization                                                            13,329             360,001
      Write off of goodwill                                                             3,318,107                       -
      Increase (decrease) from changes in:                                                                              -
         Other assets                                                                           (2,254)           (25,565)
         Accounts payable and accrued expenses                                             88,463                 251,037
         Due to affiliate                                                                 531,097                  87,642
                                                                           ----------------------- -----------------------
            Net cash provided (used) in operating activities                             (153,143)               (115,254)
                                                                           ----------------------- -----------------------
Financing activities:
  Proceeds from stockholders' receivables                                                 121,259                  90,000
  Proceeds from stockholders' loans                                                        37,550                       -
  Proceeds from issuance of securities                                                                   -         25,500
                                                                           ----------------------------------------------
           Net cash provided (used) by financing activities                               158,809                 115,500
                                                                           ----------------------- ----------------------
Net increase (decrease) in cash and cash equivalents                                              5,666               246
Cash and cash equivalents, beginning of period                                                 84                     341
                                                                           ----------------------- ----------------------
Cash and cash equivalents, end of period                                   $                5,750  $                  587
                                                                           ======================= =======================
Supplemental Disclosure of Cash Flow Information Cash paid during the year for:

      Income taxes                                                         $                    -  $                    -
      Interest                                                             $                    -  $                    -
 Non-cash investing and financing activities:
      Purchase of NPC (Note 2) for notes payable                           $            1,200,000  $                    -
      Purchase of NPC (Note 2) for accrued liability                       $              125,000  $                    -


   See accompanying notes to these consolidated condensed financial statements

                                                       [NUOGAM\10Q\:33197.QSB]-6

                              NUOASIS GAMING, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (Unaudited)

Note 1.       General

Principles of Consolidation

NuOasis Gaming, Inc. and its subsidiaries (the "Company" or the "Registrant"), operated as a holding company for leisure and entertainment related businesses. NuOasis Gaming, Inc. was incorporated in the State of Delaware in 1987. During the quarter ended March 31, 1997, the Company had three wholly-owned subsidiaries engaged in gaming and investment development activities. The activities of the Company's subsidiaries have been primarily in the United States.

The accompanying unaudited consolidated condensed financial statements include the accounts of NuOasis Gaming, Inc. ("NuOasis") and its wholly-owned subsidiaries, National Pools Corporation ("NPC") (Note 2), Ba-Mak Gaming International, Inc. ("Ba-Mak"), formerly Phillips Gaming International, Inc., and, Casino Management of America, Inc. ("CMA"); the accounts of CMA include its wholly-owned subsidiaries, NuOasis Las Vegas, Inc. ("NuOasis Las Vegas"), and NuOasis Laughlin, Inc. ("NuOasis Laughlin"). As used herein, collectively referred to as the "Registrant" or the "Company" unless the context indicates otherwise. All material intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Registrant's financial position as of March 31, 1997, and its results of operations and cash flows for the nine months then ended. Information included in the unaudited consolidated condensed balance sheet as of March 31, 1997 has been derived from the Registrant's audited consolidated balance sheet included in the Registrant's 1996 Form 10-KSB. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and other information in the fiscal 1996 Form 10-KSB. The unaudited results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

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

                                                       [NUOGAM\10Q\:33197.QSB]-6

                              NUOASIS GAMING, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (Unaudited)

Going Concern

The Company has experienced recurring net losses, has limited liquid resources, negative working capital and its primary operating subsidiary was liquidated during the fiscal year 1995. Management's intent is to continue searching for additional sources of capital and new operating opportunities. In the interim, the Company will continue operating with minimal overhead and key administrative functions will be provided by an affiliate, NuVen Advisors and National Pools Corporation (See Note 2). The Company has received financial support from Nona Morelli's II, Inc. ("Nona"), the Registrant's controlling parent company, and management estimates that Nona will need to contribute financial support for the Company to fund its operations through the remainder of fiscal year 1997. Accordingly, the accompanying unaudited consolidated condensed financial statements have been presented under the assumption the Company will continue as a going concern.

Issuance of Stock for Services

Shares of the Company's common stock issued for services are recorded in accordance with APB16 at the fair market value of the stock issued or the fair market value of the services provided, whichever value is the more clearly evident. The value of the services are typically stipulated by contractual agreements. There were no shares issued for services during the quarter ended March 31, 1997.

Loss per Common Share

Loss per common share is computed based on the net loss for each period, as adjusted for dividends required on preferred stock ($5,950 and $5,950 for the three months ended March 31, 1997, and 1996, respectively) and the weighted average number of common shares outstanding. Common stock equivalents were not considered in the loss per share calculations, as the effect would have been anti-dilutive.

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

Revenue Recognition

There were no gaming revenues during the three and nine months ended March 31, 1997 and 1996.

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

                                                       [NUOGAM\10Q\:33197.QSB]-6

                              NUOASIS GAMING, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (Unaudited)

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

                                                       [NUOGAM\10Q\:33197.QSB]-6

                              NUOASIS GAMING, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (Unaudited)

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

Basis of Presentation

As of March 31, 1997, Phase I has occurred and accordingly Phase I has been reflected in the accompanying unaudited condensed consolidated financial statements. The Phase II and III portions of the acquisition will be reflected and recorded at such time when the events included in Phase II and III have occurred; these events are expected to occur only subsequent to the next NuOasis Shareholders' Meeting. As of the date of this Report there has been no Shareholders' Meeting held. The acquisition has been recorded as a purchase with NuOasis Gaming as the accounting acquiror. Since conversion of the Notes is based upon future earnings of NPC, which is in itself based upon the success of the Hit-Lottotm program, a developmental business, the probability of the conversion is undeterminable and uncertain. Although control of NuOasis Gaming may be transferred to the NPC shareholders upon conversion of the Notes, due to this uncertainty, the acquisition of NPC has been accounted for as a purchase with NuOasis Gaming deemed the accounting acquiror.

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

                                                       [NUOGAM\10Q\:33197.QSB]-6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Registrant has incurred net losses and negative cash flows from operating activities since its inception in 1988. The Registrant had cash and cash equivalents of approximately $5,750 and $84 as of March 31, 1997 and June 30, 1996, respectively, and negative working capital of $3,677,637 and $769,012 as of March 31, 1997 and June 30, 1996, respectively. The increase in working capital deficiency is a direct result of the acquisition of NPC, discussed below, whereby the Registrant assumed current liabilities in the approximate amount of $2.1 million as part of acquiring NPC. As of the date of this Report, the Registrant has no material commitments for capital expenditures.

As a result of the Registrant having no revenue producing activities, the Registrant had limited cash and cash equivalents remaining as of March 31, 1997 to finance future operations. The Registrant has received financial support from Nona and NPC, and is dependent upon them for future working capital. The Registrant's plan is to continue searching for additional sources of equity and working capital and consummating the remaining phases of the NPC acquisition (see Note 2 of the footnotes to accompanying unaudited financial statements included elsewhere herein at Item 1). In the interim, the Registrant's existence is dependent upon continuing financial support from Nona and NPC for the remainder of fiscal year 1997. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern.

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

Results of Operations

Comparison of the Three Months Ended March 31, 1997 to the Three Months Ended March 31, 1996

There were no gaming or other revenue producing operations during the quarter ended March 31, 1997. The Registrant's gaming operations ceased during April 1995 upon commencement of Ba-Mak's Chapter 7 bankruptcy liquidation. As a result, there were no gaming revenues or gaming costs or expenses during the quarter ended March 31, 1997 and 1996.

Total General and Administrative expenses increased by $106,398 or 53% during the quarter ended March 31, 1997 as compared to the same period last year. Since there were no operations during the quarter, General and Administrative expenses comprised mostly of professional, consulting and advisory fees. Additionally, the acquisition of NPC contributed to the increase of General or Administrative expenses since Phase I of the acquisition occurred on December 24, 1996.

Depreciation and Amortization expense increased by $13,329 during the current quarter which was a direct result of acquiring depreciable assets in the NPC acquisition, whereas there were no depreciable assets during the same quarter last year.

Interest expense increased by $63,344 during the current quarter which was a result from issuing and acquiring interest bearing debt associated with the acquisition of NPC.

                                                       [NUOGAM\10Q\:33197.QSB]-6

Comparison of the Nine Months Ended March 31, 1997 to the Nine Months Ended March 31, 1996

There were no gaming or other revenue producing operations during the nine months ended March 31, 1997. The Registrant's gaming operations ceased during April 1995 upon commencement of Ba-Mak's Chapter 7 bankruptcy liquidation. As a result, there were no gaming revenues or gaming costs or expenses during the nine months ended March 31, 1997 and 1996.

Total General and Administrative expenses increased by $202,524 or 40% during the nine months ended March 31, 1997 as compared to the same period last year. Since there were no operations during the period, General and Administrative expenses comprised mostly of professional, consulting and advisory fees. Additionally, the acquisition of NPC contributed to the increase of General or Administrative expenses since Phase I of the acquisition occurred on December 24, 1996.

Depreciation and Amortization expenses decreased by $346,672 during the nine months ended March 31, 1997 as compared to the same period last year. The decrease is primarily attributable to the final amortization of certain investments held in December of last year, whereas there was no such amortization this year.

Interest expense increased by $63,344 during the period which was a result from issuing and acquiring interest bearing debt associated with the acquisition of NPC.

As a result of the NPC acquisition, the excess of the purchase price over the fair market value of the net assets acquired was approximately $3,318,107 and was assumed to be allocated to goodwill. Due to the Registrant's and NPC's historical negative cash flows from operations and working capital deficit, the goodwill of $3,318,107 was immediately written off due to the uncertainty of realizing any future benefit from this asset. There was no such write off during the comparable period last year.

Cash used in operating activities increased to $153,143 for the nine months ended March 31, 1997 from $115,254 for the comparable period last year which was primarily attributable to the Chapter 7 bankruptcy proceedings of the Registrant's operating subsidiary which commenced April 20, 1995. Additionally, payments for professional services contributed to the increase.

Cash provided by financing activities increased to $158,809 for the nine months ended March 31, 1997 from $115,500 for the comparable period last year which was primarily attributable to proceeds received from stockholder's receivables and loans. Of the $158,809 proceeds received, approximately $80,000 was received from the former President for repayment of a note receivable and approximately $37,500 was received from NPC affiliates.

PART II:      OTHER INFORMATION

Item 1.       Legal Proceedings

The Registrant knows of no significant changes for the nine months ended March 31, 1997, in the status of the pending litigation as described in the fiscal year 1996 Form 10-KSB, filed on or about November 22, 1996.

Item 2.       Changes In Securities: None

Item 3.       Defaults Upon Senior Securities: None

Item 4.       Submission Of Matters To A Vote Of Security Holders: None

Item 5.       Other Information: None

Item 6.       Exhibits And Reports On Form 8-K

              Exhibit No.     Description
              -----------     -------------------------------------------------
                   27         Financial Data Schedule

                                                       [NUOGAM\10Q\:33197.QSB]-6

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NUOASIS GAMING, INC.

Dated: May 1, 1997                      By:  /s/  Joseph Monterosso
           -                                      -----------------------------
                                                  Joseph Monterosso,
                                                  President and Director,
                                                  NuOasis Gaming, Inc. and
                                                  Principal Accounting Person,
                                                  National Pools Corporation

Dated: May 1, 1997                      By:  /s/  Fred G. Luke
           -                                      -----------------------------
                                                  Fred G. Luke, Chairman
                                                  NuOasis Gaming, Inc.

Dated: May 1, 1997                      By:  /s/  Steven H. Dong
           -                                      -----------------------------
                                                  Steven H. Dong,
                                                  Chief Financial Officer and
                                                  Principal Accounting Person,
                                                  NuOasis Gaming, Inc.

                                                       [NUOGAM\10Q\:33197.QSB]-6