Form 10KSB
period 1997-06-30
GROUP V CORP
filed 1997-10-14
CIK 828956

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 (Fee Required)

For the Fiscal Year Ended June 30, 1997        Commission file number   0-18224

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)


   Delaware                                                         95-4176781
(State of other jurisdiction of              I.R.S. Employer Identification No.)
corporation or organization)

                     550 15th Street, San Francisco CA 94103
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (415) 575-0222
                                  ------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act
                          Common Stock, $.01 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K, is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         The Registrant had no revenues for the year ended June 30, 1997.

         As of August 31, 1997, the aggregate market value of the voting stock (based upon the average closing bid and asked prices in the over-the-counter market as quoted on NASD-OTC Bulletin Board as of August 31, 1997) held by non-affiliates was approximately $6,172,650.

        Class                                     Outstanding at August 31, 1997
 Common Stock, $.01 par value                                 40,059,880 shares

                      Documents Incorporated by Reference:
                                      None

                                TABLE OF CONTENTS


                                                                            PAGE

                                     PART I

Item 1.      Description of Business ........................................  2

Item 2.      Description of Properties ......................................  9

Item 3.      Legal Proceedings................................................10

Item 4.      Submission of Matters to a Vote of Security Holders............  10

                                     PART II

Item 5.      Market for the Registrant's Securities and Related Stockholder
              Matters ......................................................  10

Item 6.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................. 11

Item 7.      Financial Statements ..........................................  15

Item 8.      Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure ...........................................15

                                    PART III

Item 9.      Directors and Executive Officers of the Registrant ............. 15

Item 10.     Executive Compensation ........................................  21

Item 11.     Security Ownership of Certain Beneficial Owners and
               Management ..................................................  25

Item 12.     Certain Relationships and Related Transactions ................  27

Item 13.     Exhibits and Reports on Form 8-K ............................... 30

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL

     Group V Corporation (formerly, NuOasis Gaming, Inc.) ("Group V", the "Company", or the "Registrant") was originally incorporated in the State of Delaware in 1987. As of the date of filing this Report, the Registrant has no current ongoing business. The Registrant is presently evaluating business opportunities for possible acquisition within the gaming and telecommunication industry and during the fiscal year ended June 30, 1997, the Registrant acquired National Pools Corporation, a developer of a group play system in state lotteries in the United States and foreign countries.

THE BUSINESS AND HISTORY OF NATIONAL POOLS CORPORATION

         National Pools Corporation ("NPC") is a California corporation doing business at 550 15th Street, San Francisco, California 94103. Since inception NPC has been developing a system to facilitate participation in group play in state lotteries in the United States and the lotteries of foreign countries. The program developed by NPC was named "Hit-LoTTo(TM)". The Hit-LoTTo(TM) program uses debit cards, telecommunications, and proprietary computer software to organize and market lottery pools for lottery players who participate in various state lotteries. This program provides players of the various Lotteries the opportunity to increase their chances of winning by 100 times by randomly pooling with 99 other players. Since inception NPC's operations have been devoted primarily to the formulation and design of the telecommunication and computer technology to support the Hit-LoTTo(TM) program.

         NPC plans to offer its proprietary Hit-LoTTo(TM) service to the public through the sale of a prepaid card, the "Hit-LoTTo(TM) Value Card." The Hit-LoTTo(TM) Value Card will be sold at approved outlets and Lottery retailers for $10 and $20 each. Each card will hold four or eight respective plays. Through a network of retailers, NPC will distribute the Hit-LoTTo(TM) Value Card enabling participation in the program. To join a pool, callers will simply call 1-800-Hit-LoTTo(TM), enter their Hit-LoTTo(TM) card number and Personal Identification Number ("PIN"), and be automatically entered into the open pool. NPC will administer the pools and purchase 100 Lottery tickets on behalf of the pool members. Pools will be composed of players present in the state issuing lottery tickets to be purchased by the pools; for example, players in Idaho would enter pools by purchasing tickets issued by the Idaho Lottery. Pools of players will be automatically formed by voice response computers after callers enter their Hit-LoTTo(TM) Value Card number and password. Pool play is allowed only after the card number, password and account balance have been validated. Each pool consists of one hundred $1.00 Lottery tickets, and each pool is completed after receipt of 100 successful Hit-LoTTo(TM) telephone calls. Each call equates to one pool position and pools are formed for the next available Super Lotto jackpot.

        NPC will act as an agent of the players (callers) by coordinating the formation of groups or pools of purchasers of Lottery tickets. NPC charges each member of the pools formed a fee ($2.50 per play) for NPC's service of coordinating the pool and purchasing the associated tickets on behalf of the pool members from an authorized Lottery retailer.
                                       2

         Once a pool has 100 members it is closed, the computer starts a new pool, and NPC purchases the 100 lottery tickets on behalf of the just closed pool. Tickets will be Lottery generated "Quick Picks" and are always purchased in sequence (to avoid any manipulation of tickets). The pool will then be associated with the corresponding 100 tickets. The first and last sequence numbers will be entered into NPC's database to ensure the integrity of the pool. Further, all tickets will be endorsed and stamped with the company name, the pool number, date and time. The physical tickets will be bound to a pool draw card and deposited in a safe until the winning numbers are announced and verified by the Lottery. The winnings will be automatically announced to the player the next time he or she plays Hit-LoTTo(TM). Winning pools will also be announced in daily newspapers and on radio and T.V. When a player has depleted the value of the Hit-LoTTo(TM) Value Card, it can then be easily "recharged"; the card balance can also be transferred to a new Hit-LoTTo(TM) Value Card. Hit-LoTTo(TM) players will be able to cash out their winnings at any time.

         Pool winnings between $5 and $599 are automatically credited to the player's Hit-LoTTo(TM) Value Card one business day after the lottery draw. NPC will process winning tickets and claim prize winnings with the Lottery on behalf of pool members. When pool winnings are over $600, NPC will provide the names of the individual winning pool members to the Lottery by filling out the State Lottery Multiple Ownership Claim form. In general, a State Lottery will pay winnings in amounts between $600 and $1 million in a one time payment directly to pool members in accordance with established policies and procedures for that state's Group Play. Prize amounts of $1 million, or more, will generally be paid by the State Lottery directly to winners over a 20 year period by the Lottery. NPC does not participate in any winnings or prizes.

         NPC provides its Hit-LoTTo(TM) Value Card with a valuable second feature, long distance calling service. The Hit-LoTTo(TM) Value Card can be used to make long distance calls from any touch tone telephone in the United States to anywhere around the world. At the end of a long distance call, NPC will debit the Hit-LoTTo(TM) Value Card for the cost of the call.

         NPC's objective is to attract 1.5% of the more than $2.5 billion average monthly lottery tickets purchased in the United States to become members of an NPC administered Hit-LoTTo(TM) pool through the convenience of the telephone and the Hit-LoTTo(TM) Value Card.

         NPC intends to introduce its Hit-LoTTo(TM) program in selected states after additional review of the potential markets, the regulatory environment in those states and similar factors. At the present time, NPC believes that the Hit-LoTTo(TM) concept should be introduced in one or more smaller markets and only introduced into larger markets, such as California, where the initial test of the Hit-LoTTo(TM) took place, after the concept is successfully proven in smaller markets. Arizona, Illinois, and Missouri are states presently under consideration. The precise legal and regulatory approvals required depend on the laws of the state involved. NPC has retained the law firm of Bagatelos & Fadem and the former chairman of the lottery consulting division of KPMG Peat Marwick to do legal research and advise NPC concerning the law and regulatory climate in several states with lotteries. NPC will need to retain counsel to review local law, determine what, if any, regulatory approval is necessary and obtain it. Consultations with lottery officials will be undertaken to structure the program in each particular state to either make obtaining regulatory approval likely as possible or to eliminate the need for such approval by securing the consent to the program by regulators in a form not needing formal approval. Preliminary
                                       3
research and discussions with regulators in several states suggest that such informal approval or cooperation is likely, but NPC does not yet know the precise regulatory and legal approvals that must be obtained before it can begin operations in the states where it intends to do business.

         NPC has obtained three opinions on the legality of its Hit-LoTTo(TM) program under the California Lottery Law from the law firm of Adkins, Rothman & Morris, the most recent in 1994. The 1994 opinion of Adkins, Rothman & Morris concluded that the intended business operations of NPC would not violate any criminal or statutory prohibition of the State of California, including the California State Lottery Act of 1984, as amended, or any regulation of any agency, municipality or subdivision of the State of California. NPC now does not intend to introduce its Hit-LoTTo(TM) program into California until it has proven successful in a smaller market and this opinion cannot be relied upon in other states.

         In the fall of 1994, after securing second round private debt financing, NPC tested the Hit-LoTTo(TM) program in San Diego, California. In addition to establishing telephone lines in which players could call to enter pools, a limited publicity and advertising campaign was launched in San Diego, as an attempt to secure retail outlets for the Hit-LoTTo(TM) cards. NPC was able to successfully obtain publicity and place advertisements for its program in local media. Mailing to 1,200 convenience store operators, taverns and other possible retail outlets yielded a 3% positive response, i.e., the merchant agreed to become a Hit-LoTTo(TM) retail outlet. Follow-up calls to those merchants (approximately 30 to 50 per day) resulted in a 50% favorable response from those called. One hundred pools were formed on the 1-900-Hit-LoTTo(TM)
number which was in operation for only a few days. The 1-800-Hit-LoTTo(TM) number, which was not advertised or even able to form pools, received 1,000 calls per hour during the few days the line was open. NPC assumes interested parties called this number rather than the 1-900-Hit-Lotto number to save money. While calls were answered automatically, callers could not enter pools.

         Due to limited funding, the experiment was restricted to several weeks of publicity and advertising and one week of operation. NPC's management deemed the results successful in that the Hit-LoTTo(TM) program attracted media interest, retail vendors of Hit-LoTTo(TM) cards proved receptive and, in the relatively limited time phone lines were open, customers appeared willing to play lottery games under the Hit-LoTTo(TM) program in numbers sufficient to generate the minimum projected revenues in the NPC business plan.

         After the premature end of the marketing test of the Hit-LoTTo(TM) program, NPC ceased publicity efforts and efforts to operate the program on a retail basis. Limited development of necessary software and other technical systems continued for several months. Lack of funds required further cut backs and reductions in operations. By early 1995, NPC had one full time employee, Joseph Monterosso ("Monterosso") as the President and Chief Executive Officer of NPC, who concentrated his efforts on raising capital and maintaining contacts with vendors and other providers of goods and services to NPC. Nominal amounts of capital were raised from NPC shareholders, both by short term loans, which have since been converted into equity, and additional stock purchases by NPC shareholders to allow NPC to operate.
                                       4

         While the Company's management is confident about the viability of the Hit-LoTTo(TM) program and believes that acquiring NPC and assisting in the funding of the launch of its Hit-LoTTo(TM) program represents an excellent opportunity for the Company, the ultimate market acceptance of the Hit-LoTTo(TM) program cannot be guaranteed. Likewise, there can be no guarantee that NPC, as a subsidiary of the Company, will be able to acquire all of the necessary regulatory approvals, enter into all the necessary service and other contracts or otherwise accomplish all tasks needed to launch and to operate the Hit-LoTTo(TM) program.

         Although the Hit-LoTTo(TM) program is trademarked and the system is proprietary, the Registrant expects competition from those who may have more personnel and greater financial resources than the Registrant. NPC is also dependent on group play by the general public in states that Hit-LoTTo(TM) is sold. As of the date of this Report, there have been no sales generated by NPC.

ACQUISITION OF NATIONAL POOLS CORPORATION

         On  June  13,  1996,  Nona  Morelli's  II,  Inc.  ("Nona"),   the  then
controlling parent of Group V, granted an option (the "Option") to Joseph Monterosso, the current President of the Company, to acquire 250,000 Series B Preferred Shares of Group V (the "Series B Shares") owned by Nona. The Option is exercisable at a price of $13.00 per share.

         On December 19, 1996, Group V entered into Stock Purchase Agreements with each of the shareholders of NPC pursuant to which Group V agreed to issue a series of Secured Promissory Notes (the "Notes") in the aggregate principal amount of $1,200,000 and 1,000,000 shares of Group V's restricted common stock to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC. The Notes are convertible into a maximum of 241,900,000 shares of Group V common stock. The conversion of the Notes are contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The terms of the conversion are, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted into 1,511,875 shares of restricted Group V common stock. The Notes are non-recourse to Group V, secured by the assets of NPC, bear interest at 8% per annum, and are due and payable on May 31, 1999. As part of this acquisition, Nona and Group V agreed to a debt assumption agreement whereby all Group V debt in excess of $20,000 on December 24, 1996, except for amounts owed to certain affiliates, which have been converted into shares of Group V common stock, was assumed by Nona. The NPC Stock Purchase Agreements closed on December 24, 1996.

         On June 13,  1997,  Mr.  Monterosso  exercised  the Option to  purchase
128,041  Series  B  Shares,   at  $13.00  per  share,  by  payment  to  Nona  of
approximately $1,665,000. The 128,041 Series B Shares acquired may be immediately converted into 9,987,198 shares of restricted Group V common stock. Additionally, on June 13, 1997, Group V sold its wholly owned subsidiary, CMA, to Nona for cash of $1,140,000, notes receivable from NPC aggregating $245,836 and a credit against the Nona intercompany account of $95,000.
                                       5

         On August 22, 1997 and effective June 13, 1996, the Option was amended (the "Amended Option") to increase the exercise price for 21,959 of the Series B Shares from $13.00 per share to $72.20 per share, or approximately $1,585,000 for the 21,959 shares of Series B Preferred Stock. The option to purchase the remaining 100,000 Series B Shares was terminated. Concurrently, Nona granted Mr. Monterosso a new option to purchase the remaining 100,000 Series B Shares at an exercise price of $11.70 per share. Additionally, as consideration for granting the new option, Nona acquired the right to require Mr. Monterosso to purchase all or any remaining unexercised shares of the 100,000 Series B Shares in its entirety by September 1, 1998.

         Closing on September 2, 1997, but effective June 10, 1997, Mr. Monterosso exercised the Amended Option to purchase 21,959 Series B Shares, at $72.20 per share, by payment to Nona of approximately $1,585,000. The 21,959 Series B Shares acquired may be immediately converted into 1,712,802 shares of restricted Group V common stock.

         Concurrent with the exercise of the Amended Option, Group V released Nona from liability, if any, arising from any events while Nona controlled Group V, in exchange for approximately $1,585,000 of marketable securities.

         On September 2, 1997, Nona sold to Mr. Monterosso 6,000,000 New Class D Warrants in consideration for a $1,800,000 promissory note secured by the New Class D Warrants, due in September 1998. Each New Class D Warrant is exercisable at $1.00 per share and entitles Mr. Monterosso to receive, upon exercise, two shares of common stock, or a total of 12,000,000 common shares if all New Class D Warrants are exercised. The New Class D Warrants expire on March 30, 2004, and to date, none of the New Class D Warrants have been exercised.

         On September 2, 1997, Nona granted to Mr. Monterosso an option to purchase 7,800,000 common shares of the Company exercisable at $0.15 per share after Nona's election to convert the 100,000 shares of Series B Preferred Stock into 7,800,000 common shares.

         As a result of the acquisition of NPC and the sales and purchases of the Series B Preferred Stock, as discussed above, a change in control of the Registrant has occurred and the Registrant is now no longer a controlled subsidiary of Nona.

         In September 1997, the Company agreed to acquire a 50% convertible net profits interest ("Net Profits Interest") in Universal Network Services, Inc. ("UNSI"). NPC's Chief Operating Officer is a shareholder and officer of UNSI. The Net Profits Interest will provide the Company with up to 50% of UNSI's net operating profit and grant the Company the option to convert its Net Profits Interest into an equity interest of up to 100% of UNSI's issued and outstanding common stock. No agreements have yet been executed and negotiations are still in process. UNSI is an interexchange carrier that provides telecommunications services to both residential and business customers throughout the United States and certain foreign countries.
                                       6

OTHER BUSINESS HISTORY

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

         On January 13, 1994, the Registrant entered into a Stock Purchase and Business Combination Agreement (the "1994 Stock Purchase Agreement") with Nona and Nona's wholly-owned subsidiary, Casino Management of America, Inc. ("CMA"), whereby the Registrant agreed to purchase all of the outstanding capital stock of CMA from Nona in exchange for the Registrant issuing to Nona a) 2,000,000 shares of common stock; b) 250,000 shares of Series B Convertible Preferred Stock; c) 6,000,000 New Class D common stock purchase warrants; and d) an option to purchase up to an additional 6,000,000 shares of common stock. The closing occurred on March 30, 1994 (the "Closing Date"), whereby CMA became a wholly-owned subsidiary of the Registrant. The former Board of Directors, with the exception of Gary L. Blum, resigned and elected replacement Directors nominated by Nona.

         At the Closing, the Registrant issued to Nona, 2,000,000 shares of the Registrant's common stock, 250,000 shares of Series B Preferred Stock, 6,000,000 New Class D Warrants, and an option to purchase up to an additional 6,160,000 shares of the Registrant's common stock, exercisable under certain conditions (the "Nona Option"). A Certificate of Designations, Preferences and Rights, a Warrant Certificate and an Option Agreement setting forth the terms and conditions of the Series B Preferred Stock, the New Class D Warrants and the Nona Option, respectively, were prepared and approved by the Registrant prior to the Closing Date and were filed as Exhibits to a Current Report on Form 8-K dated March 31, 1994 and filed on April 11, 1994.

         As a result of the 1994 Stock Purchase Agreement with Nona, a change in voting control of the Registrant occurred in March 1994 and the Registrant effected the corporate name change to "NuOasis Gaming, Inc." on September 23, 1994. Based on 30,000,000 shares of common stock outstanding at September 30, 1994, Nona could vote 40.2% of the Registrant's voting securities by virtue of its ownership of 491,847 shares of common stock and 250,000 shares of Series B Preferred Stock, and the Registrant became, at that time, a controlled subsidiary of Nona, a publicly-held company whose shares are traded on NASD-OTC Bulletin Board.
                                       7

         While under the control of Nona, the Registrant sought to divide its business segments, both development stage and operational, into separate subsidiaries. The restructuring was undertaken to allow the Registrant to redefine its business segments and focus on specific business opportunities. The restructuring entailed a change in the Board of Directors, upper and local management and a segregation of the Registrant's then operational segment from its developmental stage segments in separate subsidiaries.

         Following the Ba-Mak bankruptcy, the Registrant began evaluating business opportunities for possible acquisition. Since then, the Registrant has acquired NPC and concurrently sold CMA and its subsidiaries back to Nona (see above). The Registrant will continue to operate as a holding company and supervise and provide administrative and other services to NPC and other businesses which may be acquired.

HISTORICAL OPERATING SUBSIDIARIES

         (1)      BA-MAK GAMING INTERNATIONAL, INC.

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

         As of the date of this Report, the Trustee's administration of the bankruptcy estate is ongoing. Due to the amount of other creditor claims filed in Ba-Mak's estate and the amount received by the Trustee, the Registrant does not anticipate receiving any sums on its Claim. Ba-Mak did not have any employees during the last three fiscal years.

         (2)      CASINO MANAGEMENT OF AMERICA, INC.

         CMA was formed for the purpose of acquiring gaming investments and businesses and did not have any operations during the last three fiscal years. CMA was sold to Nona in June 1997 (See NPC above).
                                       8

         (3)      NUOASIS LAS VEGAS, INC. AND NUOASIS LAUGHLIN, INC.

          NuOasis Las Vegas, Inc. and NuOasis Laughlin, Inc., both wholly-owned subsidiaries of CMA did not have any operations during the last three fiscal years. NuOasis Las Vegas, Inc. and NuOasis Laughlin, Inc. were formed for the purpose of acquiring gaming assets in the metropolitan Las Vegas, Nevada and Laughlin, Nevada areas. NuOasis Las Vegas, Inc. and NuOasis Laughlin, Inc., were sold, as part of CMA, to Nona in June 1997 (See NPC above).

CHANGE IN FISCAL YEAR

         During Fiscal 1996, the Registrant elected to change its fiscal year end from September 30 to June 30 to facilitate and coincide with Nona's fiscal year end of June 30. The election of change in fiscal year was reported on a Current Report on Form 8-K filed on November 10, 1995.

ITEM 2.  DESCRIPTION OF PROPERTIES.

         (1)      NATIONAL POOLS CORPORATION

         NPC leases office space in San Francisco, California. The San Francisco lease expires June 2002.

         (2)      BA-MAK GAMING INTERNATIONAL, INC.

          In April 1993, Ba-Mak entered into a non-cancelable lease agreement for its office and warehouse in Louisiana. The lease expired May 31, 1996 and provided for monthly rental payments starting at $1,750 with annual increases of $125. The lease has been included in Ba-Mak's bankruptcy proceedings under Chapter 7 of the Bankruptcy Code.

         On September 30, 1994, the Registrant, through Ba-Mak, provided video bingo gaming devices to five (5) charitable bingo halls in southern Louisiana. Ba-Mak leased approximately 1,000 square feet of industrial/office space in the New Orleans area from where it supervised the related gaming activities and where it maintained the gaming devices. As of June 30, 1997, all of Ba-Mak's property was subject to its Chapter 7 bankruptcy proceedings.

         (3)      CASINO MANAGEMENT OF AMERICA, INC.

         CMA did not have any properties during the last three fiscal years. CMA was sold to Nona in June 1997 (See NPC above).

         (4)      NUOASIS LAS VEGAS, INC. AND NUOASIS LAUGHLIN, INC.

          NuOasis Las Vegas, Inc. and NuOasis Laughlin, Inc. did not have any properties during the last three fiscal years. NuOasis Las Vegas, Inc. and NuOasis Laughlin, Inc., were sold, as part of CMA, to Nona in June 1997 (See NPC above).
                                       9

ITEM 3.  LEGAL PROCEEDINGS.

         The Company's legal proceedings during Fiscal 1997 were associated with Nona and CMA and therefore do not involve the Company since CMA was sold to Nona in June 1997 and Nona is no longer a controlling parent.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS.

         Following the completion of the Registrant's public offering in July 1988, the Registrant's common shares have been traded in the over-the-counter market and were quoted in the NASDAQ System under the symbol ENPQ commencing March 1, 1990. On May 12, 1992, the Registrant was delisted from the NASDAQ System and, on the same day, was listed on the NASD-OTC Bulletin Board where it currently trades under the symbol "GRPV". The Registrant's securities are not publicly traded on any other market. Set forth below are the high and low bid prices for the Common Stock of the Registrant for each quarterly period commencing July 1995:


                                                       Bid Price of Common Stock

       Fiscal 1997                                          Low        High
       ----------------------------                         ---        ----
       Quarter ended 09/30/96                               $.19       $.49
       Quarter ended 12/31/96                               $.11       $.28
       Quarter ended 03/31/97                               $.15       $.23
       Quarter ended 06/30/97                               $.16       $.40


       Fiscal 1996                                          Low        High
       -----------------------------                        ---        ----
       Quarter ended 09/30/95                               $.01       $.24
       Quarter ended 12/31/95                               $.01       $.24
       Quarter ended 03/31/96                               $.01       $.22
       Quarter ended 06/30/96                               $.01       $.62

         Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

         As of June 30, 1997, the Registrant had 3,927 shareholders of record and in excess of 2,000 persons who were beneficial shareholders of its common stock.

         The Registrant has never paid cash dividends on its common stock. At the present time, the Registrant's anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, in order to finance the development of its business. Dividends on common stock may not be paid unless provision has been made for payment of preferred dividends.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         The Registrant has incurred net losses and negative cash flows from operating activities since its inception in 1988. The Registrant had cash and cash equivalents of approximately $677,525 and $84 as of June 30, 1997 and 1996, respectively, and working capital of $1,926,180 and negative working capital of $769,012 as of June 30, 1997 and 1996, respectively. The increase in working capital is a direct result of the Registrant acquiring NPC, selling CMA and providing a release of liability to Nona (see below). As of the date of this Report, the Registrant has no material commitments for capital expenditures.

         Prior to the acquisition of NPC and sale of CMA, the Registrant received financial support from Nona, and was dependent upon Nona for future working capital. Nona is no longer a controlling parent and will no longer fund the Registrant. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Registrant's existence is dependent upon the success of NPC's Hit-LoTTo(TM) product, which has not yet been sold as of the date of this Report. The Registrant may need to utilize its working capital of $1,926,180 at June 30, 1997, and utilize its common stock to support its financial obligations until the HitLoTTo(TM) product is first sold.

         As of the date of filing this Report, Ba-Mak's operations had ceased following the bankruptcy court's conversion in April 1995 of its Chapter 11 proceeding into a proceeding under Chapter 7 of the Bankruptcy Code. The Chapter 7 Trustee took possession of Ba-Mak's assets and is in the process of liquidating such assets for the benefit of Ba-Mak's bankruptcy estate.

         The Registrant is also pursuing other joint venture, merger or acquisition opportunities which may provide additional capital resources during fiscal 1998.


ACQUISITIONS AND DISPOSITIONS

         On  June  13,  1996,  Nona  Morelli's  II,  Inc.  ("Nona"),   the  then
controlling parent of Group V, granted an option (the "Option") to Joseph Monterosso, the current President of the Company, to acquire 250,000 Series B Preferred Shares of Group V (the "Series B Shares") owned by Nona. The Option is exercisable at a price of $13.00 per share.
                                       11

         On December 19, 1996, Group V entered into Stock Purchase Agreements with each of the shareholders of NPC pursuant to which Group V agreed to issue a series of Secured Promissory Notes (the "Notes") in the aggregate principal amount of $1,200,000 and 1,000,000 shares of Group V's restricted common stock to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC. The Notes are convertible into a maximum of 241,900,000 shares of Group V common stock. The conversion of the Notes are contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The terms of the conversion are, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted into 1,511,875 shares of restricted Group V common stock. The Notes are non-recourse to Group V, secured by the assets of NPC, bear interest at 8% per annum, and are due and payable on May 31, 1999. As part of this acquisition, Nona and Group V agreed to a debt assumption agreement whereby all Group V debt in excess of $20,000 on December 24, 1996, except for amounts owed to certain affiliates, which have been converted into shares of Group V common stock, was assumed by Nona. The NPC Stock Purchase Agreements closed on December 24, 1996.

         On June 13,  1997,  Mr.  Monterosso  exercised  the Option to  purchase
128,041  Series  B  Shares,   at  $13.00  per  share,  by  payment  to  Nona  of
approximately $1,665,000. The 128,041 Series B Shares acquired may be immediately converted into 9,987,198 shares of restricted Group V common stock. Additionally, on June 13, 1997, Group V sold its wholly owned subsidiary, CMA, to Nona for cash of $1,140,000, notes receivable from NPC aggregating $245,836 and a credit against the Nona intercompany account of $95,000.

         On August 22, 1997 and effective June 13, 1996, the Option was amended (the "Amended Option") to increase the exercise price for 21,959 of the Series B Shares from $13.00 per share to $72.20 per share, or approximately $1,585,000 for the 21,959 shares of Series B Preferred Stock. The option to purchase the remaining 100,000 Series B Shares was terminated. Concurrently, Nona granted Mr. Monterosso a new option to purchase the remaining 100,000 Series B Shares at an exercise price of $11.70 per share. Additionally, as consideration for granting the new option, Nona acquired the right to require Mr. Monterosso to purchase all or any remaining unexercised shares of the 100,000 Series B Shares in its entirety by September 1, 1998.

         Closing on September 2, 1997, but effective June 10, 1997, Mr. Monterosso exercised the Amended Option to purchase 21,959 Series B Shares, at $72.20 per share, by payment to Nona of approximately $1,585,000. The 21,959 Series B Shares acquired may be immediately converted into 1,712,802 shares of restricted Group V common stock.

         Concurrent with the exercise of the Amended Option, Group V released Nona from liability, if any, arising from any events while Nona controlled Group V, in exchange for approximately $1,585,000 of marketable securities.

         On September 2, 1997, Nona sold to Mr. Monterosso 6,000,000 New Class D Warrants in consideration for a $1,800,000 promissory note secured by the New Class D Warrants, due in September 1998. Each New Class D Warrant is exercisable at $1.00 per share and entitles Mr. Monterosso to receive, upon exercise, two shares of common stock, or a total of 12,000,000 common shares if all New Class D Warrants are exercised. The New Class D Warrants expire on March 30, 2004, and to date, none of the New Class D Warrants have been exercised.
                                       12

         On September 2, 1997, Nona granted to Mr. Monterosso an option to purchase 7,800,000 common shares of the Company exercisable at $0.15 per share after Nona's election to convert the 100,000 shares of Series B Preferred Stock into 7,800,000 common shares.

         As a result of the acquisition of NPC and the sales and purchases of the Series B Preferred Stock, as discussed above, a change in control of the Registrant has occurred and the Registrant is now no longer a controlled subsidiary of Nona.

     In September 1997, the Company agreed to acquire a 50% convertible net profits interest ("Net Profits Interest") in Universal Network Services, Inc. ("UNSI"). NPC's Chief Operating Officer is a shareholder and officer of UNSI. The Net Profits Interest will provide the Company with up to 50% of UNSI's net operating profit and grant the Company the option to convert its Net Profits Interest into an equity interest of up to 100% of UNSI's issued and outstanding common stock. No agreements have yet been executed and negotiations are still in process. UNSI is an interexchange carrier that provides telecommunications services to both residential and business customers throughout the United States and certain foreign countries.

CASH FLOWS

                                            Year Ended               Nine Months
                                       Ended June 30, 1997            June 30,
                                                1997                    1996
                                        --------------------       ------------

Cash used in operating activities      $    (544,547)              $    (26,282)

Cash provided by investing activities  $    1,140,000              $           -

Cash provided by financing activities  $      81,988               $      25,500

Net increase (decrease) in cash        $      677,441              $       (782)


         Cash used in operating activities increased to $544,547 for the year ended June 30, 1997 from $26,282 for the nine months ended June 30, 1996, which was primarily attributable to the acquisition of NPC (discussed above).

         Cash provided by investing activities increased to $1,140,000 for the year ended June 30, 1997, from zero last year due to the sale of CMA (discussed above).

         Cash provided by financing activities of $81,988 for the year ended June 30, 1997 increased from $25,500 for the nine months ended June 30, 1996, which was attributable to proceeds received from the former President of the Registrant for the payment of stockholder receivable, options exercised and proceeds received from loans issued.

         During fiscal 1997, 5,433,676 common shares were issued upon exercise of options by the officers of the Registrant in the aggregate amount of approximately $652,000 or $.12 per share. The Registrant received note receivables in the amount of $584,167 and cash payments of approximately $67,900 as consideration for the exercise of options.
                                       13

        RESULTS OF OPERATIONS

        YEAR ENDED JUNE 30, 1997 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1996

         There were no gaming revenues during the year ended June 30, 1997 or the nine months ended June 30, 1996. Revenues are dependent upon the sale of NPC's HitLoTTo(TM) product, of which there have been no sales as of the date of this Report.

         There were no costs of good sold during fiscal year 1997 and 1996 due to having no sales during the same periods.

         General and administrative expenses totaled $287,329 for the year ended June 30, 1997, representing an increase of $127,551 from the nine months ended
June 30, 1996. Professional services totaled $490,406 for the year ended June 30, 1997, representing an increase of $182,308 from the nine months ended June 30, 1996. The increase in general and administrative expenses was primarily attributable to comparing a longer year of twelve months ended June 30, 1997 to a shorter year of nine months ended June 30, 1996. Additionally, the Registrant incurred additional expenses since acquiring NPC on December 24, 1996 (see above).

         Interest expense increased by $137,089 during the period which was a result from issuing and acquiring interest bearing debt associated with the acquisition of NPC (see above).

         As a result of the NPC acquisition (see above), the excess of the purchase price over the fair market value of the net assets acquired was approximately $3,318,107 and was allocated to goodwill. Due to the Registrant's and NPC's historical negative cash flows from operations and working capital deficit, the goodwill of $3,318,107 was immediately written off due to the uncertainty of realizing any future benefit from this asset. There was no such write off during the comparable period last year.

         The net losses of CMA are presented in the Company's consolidated statements of operations as discontinued operations. Such net losses decreased in fiscal year 1997 to $219,497 representing a $109,767 decrease relative to fiscal year 1996. However, this decrease is primarily the result of a prior period, nonrecurring valuation charge of $270,000. Excluding this nonrecurring charge, the fiscal year 1997 net loss increased by $160,233 primarily as a result of increased legal expenses and a longer fiscal year.

         During fiscal year 1997, the Company recorded debt forgiveness income in the amount of $1,368,454 as certain obligations were satisfied by the Company for less than amounts originally recorded. Such amounts are presented in the Company's consolidated statement of operations as an extraordinary item.

         As a result of acquiring NPC (see above) and due to a longer current fiscal year, the Registrant's net loss from operations increased to $3,118,200 during the year ended June 30, 1997 as compared to $797,140 during last year.
                                       14

         As of June 30, 1997, the Registrant had net operating loss carryforwards of approximately $9,510,000 available for federal income tax purposes that expire through 2010. If there would be a greater than 50% change in the ownership of the Registrant's common stock, Internal Revenue Code Section 382 would place certain restrictions on the amount of the net operating loss ("NOL") that could be utilized in future years. Internal Revenue Code Section 382 limits the use of NOL's to the extent of an amount equal to the fair market value of the Registrant just prior to the 50% or greater change in ownership multiplied by the Federal Long Term Discount Rate. A valuation allowance was recorded in the financial statements to offset the tax benefit resulting from utilization of the NOL carryforward due to the uncertainty surrounding the realization of such tax asset.

ITEM 7.  FINANCIAL STATEMENTS.

         Financial Statements are referred to in Item 13(a) and listed in the Index to Consolidated Financial Statements filed as part of this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         A Current Report on Form 8-K dated July 3, 1997 was filed on July 9, 1997, reporting under Item 4. a change of accountants on July 3, 1997 from Raimondo Pettit & Glassman to Haskell & White LLP.

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


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The Registrant, pursuant to its bylaws, maintains a Board of Directors of between one and twenty five directors and officers, composed of President, Secretary and Chief Financial Officer. Any two or more officer positions may be held by the same person. The directors and officers during fiscal year 1997 are as follows:
                                       15


                       Position Held
         Name        with the Registrant   Age           Dates of Service
------------------ ---------------------- ----- --------------------------------

Fred G. Luke       Chairman of the Board   51   Mar. 30, 1994 to Aug. 8, 1997
                   President                    Mar. 30, 1994 to Nov. 25, 1996
                   Chief Financial Officer      Mar. 30, 1994 to Oct. 24, 1994

John D. Desbrow    Secretary               42   Mar. 30, 1994 to Jul. 20, 1994
                                                and Nov. 8, 1994 to May 9, 1997
                   Director                     Mar. 30, 1994 to Jul. 20, 1994

Steven H. Dong     Chief Financial Officer 31   Jul. 16, 1995 to Present

Joseph Monterosso  Director and President  49   Nov. 25, 1996 to Present
                   Chairman of the Board        Aug. 8, 1997 to Present

Royce Warren       Director                56   May 5, 1997 to Aug. 8, 1997

Dennis Houston     Director                53   Aug. 8, 1997 to Present
                   Chief Operating Officer      July 1, 1997 to Present
                   (NPC)

Paula Amanda       Director                46   May 5, 1997 to Jun. 30, 1997

Leland Rees        Director                47   May 5, 1997 to Present

         All directors of the Registrant hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Vacancies in the Board of Directors are filled by the remaining members of the Board until the next annual meeting of shareholders. The same current Directors stand for election at the Registrant's next annual meeting. The officers of the Registrant are elected by the Board of Directors at its first meeting after each annual meeting of the Registrant's shareholders and serve at the discretion of the Board of Directors or until their earlier resignation or death.

         Directors will be elected by a favorable vote of a plurality of the shares of voting stock present, entitled to vote, and actually voting, in person or by proxy, at the Annual Meeting. Accordingly, abstentions or broker non-voters as to the election of Directors will not affect the election of the candidates receiving the plurality of votes. Properly executed, unrevoked proxies will be voted FOR election of the above-named nominees unless the stockholders indicate that the proxy shall not be voted for any one or all of the nominees.
                                       16

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

NEW DIRECTORS AND OFFICERS

JOSEPH MONTEROSSO: Mr. Monterosso has used his entrepreneurial skills to launch a variety of companies over the past 25 years, culminating with National Pools Corporation in 1992. Prior to NPC, Monterosso embarked upon fulfilling his lifelong dream of producing his own automobile after attending the Geneva Auto Show in 1986. After raising over $45 million for funding, Monterosso founded LAFORZA AUTOMOBILES, INC., which produced a four-wheel drive sport utility vehicle for the luxury market and established a new mark in four-wheel drive sport vehicles. Monterosso conceived the concept of a new kind of Sports Utility Four Wheel Drive Vehicle when he discovered a unique Italian Sports Utility
Vehicle at the Geneva Auto Show in 1986. Monterosso negotiated the design, licensing and purchase of the body stamps and dies from the manufacturer and contracted Pininfarina in Turin to produce the automobile. Monterosso raised the capital through U.S. investors and European partners. Monterosso negotiated all vendor contracts in the U.S. and Italy; including the lengthy and delicate negotiations with Ford to supply the power train and warranty. Monterosso headed AutoItalia SpA, of Turin, the company that produced the automobile. Monterosso supervised the redesign of the automobile to meet U.S. Department of Transportation specifications and market expectations. Designing the interior and the wheels himself, Monterosso resided in Turin at this time, commuting monthly to his home in California, overseeing the production and delivery of the automobile to the U.S.

Upon production of the finished body, interior and chassis in Turin, the LaForza was flown to an after market assembler located in Detroit to receive the Ford engine, drive train and electronics. A final fit and finish was done and the LaForza was then delivered directly to the U.S. distributor, LaForza Automobiles Inc., of Hayward, CA. LaForza Automobiles was independent of the Italian production company, and was operated by a President and CPA. In late 1989 LaForza Automobiles Inc., caught in the market downturn and resulting capital crunch, could not finance their marketing operation and filed for bankruptcy protection and ceased doing business, eventually being liquidated. Monterosso tried to salvage the situation by seeking capital for the U.S. company, but was unsuccessful as he was given only weeks notice of the impending financial shortfall. Without a distribution network Monterosso closed down the production of the automobile, paid AutoItalia's creditors and shelved the designs for the next generation of the automobile that were in process and returned to California in Mid-1990.
                                       17

AutoItalia produced 650 LaForza vehicles for the U.S. market, almost all are still on the road today and are a highly sought after collector's item, ironically selling for more today than their original price. In hindsight, Monterosso believes that the market timing could have been better and capitalization stronger, while the basic concept was sound. He believes that this is shown by the fact that the rounded, aerodynamic LaForza body style, four wheel-on-the-fly technology, elegant, luxurious yet Spartan design, has subsequently been copied by every sports utility manufacturer currently producing vehicles worldwide; and that the Sports Utility / Light Truck 4 x 4 market is now the strongest share of the U.S. auto market.

In June 1979, Monterosso was named Sales and Operating Vice President for Tony Ward, Inc., an importer of forklifts from Japan. Monterosso left Tony Ward, Inc. to found North American Forklift, Inc. in July 1980. While living in Australia from 1970 - 1979, Monterosso founded three successful firms including a company that manufactured custom wheels and imported accessories for off-road sport vehicles which was subsequently sold to Ford Motor Corporation in 1979.

DENNIS D. HOUSTON: Mr. Houston has served as Chief Operating Officer of NPC since July 1, 1997, and as a Director of the Registrant since August 8, 1997. In 1996, Mr. Houston joined the Chesapeake and Potomac Telephone Co. (a former Bell Operating Company) as a telecommunications consultant. He progressed through various executive management positions in several of the (former) Bell Operating Companies before moving to AT&T headquarters in New York City. His tenure with the Bell System provided him with responsibilities and experience in commercial operations, business office operations, network design, pricing, profitability, public relations, personnel, Capitol Hill liaison, finance, sales and marketing. With the advent of divestiture, Mr. Houston formed his own company initially specializing in acquisitions and importing and exporting of telecommunication equipment. Subsequently he formed several companies, including an organization to franchise long distance companies, as well as the acquisition of financially distressed telecommunications companies. In 1989, he led a group to acquire the controlling interests in Uni-Net, Inc., a telecommunications holding company, and subsequently merged its long distance telephone interests with Discount Communications Services to help form the Universal Network Services organization.

STEVEN H. DONG: Mr. Dong served as Chief Financial Officer of the Registrant, since July 16, 1995. Mr. Dong, a Certified Public Accountant, previously worked with the international accounting firm of Coopers & Lybrand LLP since 1988. As a Business Assurance Manager with Coopers & Lybrand LLP, Mr. Dong's experience consisted of providing financial accounting and consulting services to privately and publicly held companies. Additionally, Mr. Dong served as Chief Financial Officer of Nona Morelli's II, Inc. from July 16, 1995 through June 30, 1997 and of Hart Industries, Inc. and The Toen Group, Inc. from April 24, 1996 through June 30, 1997. Mr. Dong received his Bachelor of Science degree in Accounting from Babson College in 1988 and is a member in good standing with the California Society of Certified Public Accountants and American Institute of Certified Public Accountants.

LELAND E. REES: In his role as Chairman of National Pools Corporation's Advisory Board, Leland E. Rees brings strong experience in government, public affairs and finance. He was most recently with Rees and Associates, Inc., a legislative advocacy and governmental affairs firm in Sacramento representing corporations, non-profit organizations and several associations. Rees remains an officer and
                                       18
director of Rees and Associates, Inc. which is wholly owned by he and his wife. Rees has a strong background in finance and banking, as well as both public and private accounting. He worked for five years in corporate banking helping to finance large mergers and was the lead lending officer as well as training officer for both credit analysis and corporate finance. He was invited by the government of the Philippine Islands to instruct a two-week seminar on "Financing Cooperatives" where he spoke to an audience of 100 bankers, attorneys and accountants. Rees then spent 12 years with a Fortune 200 company negotiating large, complex, domestic and international, government and commercial contracts for missile systems and specialty chemicals. Rees joined that firm to start a specialty chemical company which grew to a $20 million/year firm and was merged into its parent. Rees is a founder and a major stockholder of Ventura County National Bank in Oxnard, California. He holds a bachelor's degree in Accounting from the University of Washington in Seattle, Washington and a master's degree in Finance from Governor's State University in Park Forest South, Illinois.

FORMER DIRECTORS AND OFFICERS

PAULA AMANDA: Ms. Amanda used her legal and managerial skills to manage and launch her own successful real estate development company 12 years ago. Most recently, for the last five years, Ms. Amanda has served as in-house counsel for Southern Pacific Transportation Company, specializing in environmental matters. Amanda has extensive experience in all business and environmental matters which has included critical management skills including: the ability to bring together diverse interests in a cooperative and effective manner to accomplish often difficult and complex tasks; experience in managing an $8 million per year environmental budget for the Southern Pacific law department and developing and implementing compliance with a myriad of state and federal laws and regulations. Her strengths lie in the conflict resolutions and communication arenas. Ms. Amanda graduated from UCLA in 1975 with a degree in South East Asian politics and is a member of Phi Beta Kappa. She received her law degree from the University of Santa Clara in 1979.

FRED G. LUKE: Mr. Luke has been Chairman of the Board and President of the Registrant since March 30, 1994 through August 8, 1997, and November 25, 1996, respectively. Mr. Luke has over twenty-six (26) years of experience in domestic and international financing and the management of privately and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Executive Officer and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his former position with the Registrant, Mr. Luke currently serves as Chairman and Chief Executive Officer of the Registrant's former parent company, Nona, as well as Chairman and President of NuVen Advisors, Inc., ("NuVen Advisors"), President and Director of The Toen Group, Inc. ("Toen"), President of Hart Industries, Inc. ("Hart"), and Chairman and President of Diversified Land & Exploration Co. ("DL&E"). Both Hart, DL&E and Toen are public companies which were formerly traded on NASDAQ or the OTC Bulletin Board. None have ongoing operations. NuVen Advisors provides managerial, acquisition and administrative services to public and private companies including Nona, Hart, Toen and formerly the Registrant. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.
                                       19

JOHN D. DESBROW: Mr. Desbrow served as Secretary of the Registrant from March 30, 1994 to July 20, 1994 and from November 8, 1994 to May 9, 1997. He was also a director of the Registrant from March 30, 1994 to July 20, 1994. Additionally, Mr. Desbrow was Secretary of Nona from December 20, 1993 to May 9, 1997. Mr. Desbrow is a member in good standing of the State Bar of California and has been since 1980. Prior to joining the Registrant, Mr. Desbrow was in the private practice of law. Mr. Desbrow received his Bachelor of Science degree in Business Administration from the University of Southern California in 1977, his Juris Doctorate from the University of Southern California Law Center in 1980, and his Master of Business Taxation degree from the University of Southern California Graduate School of Accounting in 1982. Mr. Desbrow also served as a Director and Secretary of Hart Industries, Inc. and as a director of The Toen Group Inc. through May 9, 1997.

ROYCE WARREN: Mr. Royce Warren is a consultant to the Cheyenne Casino & Hotel in Las Vegas, Nevada. Mr. Warren has been a consultant to the Cheyenne Casino & Hotel since November 1995. Since August 1, 1985, Mr. Warren has served as President of The Cattle Baron Inc. whose projects include a restaurant and casino hotel project in Henderson, Nevada. Mr. Warren has more than 25 years experience in gaming personnel recruitment.

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

         Based solely on review of the copies of such forms furnished to the Registrant, or representations that no Forms 5 were required or filed, the Registrant believes that during the periods from July 1, 1996 through June 30, 1997, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.
                                       20

ITEM 10.  EXECUTIVE COMPENSATION.

(a)      SUMMARY COMPENSATION TABLE

         The following summary compensation table sets forth in summary form the compensation received during each of the Registrant's last three completed fiscal years by the Registrant's President. No other executive earned in excess of $100,000.


                                                                              LONG TERM COMPENSATION
                                                                     ------------------------------------
                                   ANNUAL COMPENSATION                          AWARDS          PAYOUTS
                          ----------------------------------------   ----------------------- -----------------------

                                                        Other Annual   Restricted               LTIP       All Other
Name and Principal        Fiscal   Salary    Bonus      Compensation    Stock       Options   Payouts   Compensation
    Position              Year     ($)       ($)          ($)          Award(s)       (#)        ($)        ($)
----------------------    ------   ------    -------    -----------    ----------   -------   -------   -------------


Joseph Monterosso         1995     $  --        -           -              -            -        -            -
 President and
 Director                 1996     $  --        -           -               -           -        -            -
 (11-25-96
  to Present)             1997     $77,083(1)   -           -               -           -        -            -
----------------------------------------------------------------------------------------------------------------------

          (1)Amounts accrued for fiscal year 1997 represent salary from December 24, 1996, through June 30, 1997, as NPC was acquired on
December 24, 1996.

(b)  OPTION AND LONG-TERM COMPENSATION

         There were no options granted during fiscal year 1997.

         The following table sets forth in summary form the aggregate options exercised during fiscal year 1997, the value of unexercised options, as of June 30, 1997, for the Registrant's President and four most highly compensated executive officers other than the President.



                                                                   Number of       Value of Unexercised
                                                                 Unexercised            In-the-Money
                                                               Option/SAR's at        Fiscal Year-End
                                                               Fiscal Year End     Options/SAR's at Fiscal
                                                                     (#)                Year-End ($)
                                                               ----------------    -----------------------
                                Shares
                              Acquired on         Value          Exercisable/      Exercisable/
           Name              Exercise (#)      Realized ($)    Unexercisable (d)   Unexercisable
-------------------------    ---------------   ------------    --------------------------------------

Fred G. Luke, Former
President and Director          1,131,176      $124,479             None                   N/A

NuVen Advisors, Inc.(1)         2,000,000      $220,000             None                   N/A

Steven H. Dong, CFO               275,000      $ 30,250             None                   N/A

John D. Desbrow, Former           275,000      $ 30,250             None                   N/A
Secretary


-----------------------------
(1) The Luke Family Trust (the "Luke Trust") owns 93% of NuVen Advisors, formerly New World. Fred G. Luke, as Co-Trustee of the Luke Trust determines the voting of such shares and, as a result, may be deemed to control the Luke Trust.

         There were no awards under long-term incentive plans.

(c)      PENSION PLANS AND OTHER BENEFIT OR ACTUARIAL PLANS

         The Registrant has no annuity, pension or retirement plans or other plans for which benefits are based on actuarial computations.
                                       22

(d)      EMPLOYMENT, CONSULTING AND ADVISORY MANAGEMENT CONTRACTS

NEW OFFICERS AND DIRECTORS

Effective July 1, 1997, the Company entered into an employment agreement with Dennis Houston to serve as NPC's Chief Operating Officer and a Director of the Company. The agreement compensates Mr. Houston at the rate of $100,000 per annum through December 31, 1997, and a the rate of $200,000 per annum through June 30, 2000, payable in cash or in common stock. The agreement also granted Mr. Houston an option to purchase 5,250,000 common shares of the Company at an exercise price of $0.50 per share and participation in the Company's management bonus program.

On April 1, 1994, NPC entered into an employment agreement with Joseph Monterosso to serve as the NPC's Chief Executive Officer. In conjunction with the acquisition of NPC, Mr. Monterosso became the Company's President and Director on November 25, 1996, and Chairman on August 8, 1997. Subsequent to June 30, 1997, the Board ratified the agreement with Mr. Monterosso. The agreement initially compensates Mr. Monterosso $125,000 per annum and $250,000 per annum upon the first sale of the Company's HitLoTTo(TM) Value Card, payable in cash or in common stock of the Company.

Effective July 1, 1997, the Company entered into an employment agreement with Steven Dong to serve as the Company's Chief Financial Officer. The agreement compensates Mr. Dong $105,000 per annum through June 30, 1998, and $125,000 per annum through June 30,1999, payable in cash or in common stock of the Company. The agreement also granted Mr. Dong an option to purchase 800,000 common shares of the Company at an exercise price of $0.50 per share and participation in the Company's management bonus program.

FORMER OFFICERS AND DIRECTORS

In August 1995, the Company entered into an employment agreement with Fred G. Luke, the Company's former Chairman and President. Mr. Luke served as the Company's Chairman and President since approximately March 31, 1994 through August 8, 1997, and November 25, 1996, respectively. The terms of the employment agreement call for Mr. Luke to receive $4,500 per month, retroactive to April 1, 1994, for five (5) years as a base salary; and grant him an option to purchase 3,000,000 shares of the Company's common stock at an exercise price of $.12 per share. In May 1997, 198,715 common shares were issued in settlement of all amounts owed to Mr. Luke as of May 5, 1997. The Company expensed $54,000 and $40,500 during Fiscal 1997 and 1996, respectively, and had no amounts due to Mr. Luke as of June 30, 1997. Mr. Luke's employment agreement was terminated effective May 5, 1997.

Effective April 1, 1996, the Company renewed a consulting agreement with John D. Desbrow, through March 31, 1997, to perform legal services and to hold the office of Secretary. Under the renewed consulting agreement the Company contracted to pay Mr. Desbrow $75,000 per annum for the renewal term payable in the Company's common stock. In May 1997, 102,030 common shares were issued in settlement of all amounts owed to Mr. Desbrow as of May 5, 1997. Under the terms of the consulting agreement, Mr. Desbrow invoiced the Company and applied the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under Section 16 (b), Mr. Desbrow and the Company have agreed the price paid for the shares is deemed to be $75,000. The
                                       23

Company expensed $62,500 and $43,750, during Fiscal 1997 and 1996, respectively, and had no amounts due to Mr. Desbrow as of June 30, 1997. Mr. Desbrow's renewed consulting agreement was terminated on May 5, 1997.

In July 1996, the Company renewed a consulting agreement with Steven H. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1997. Pursuant to the renewed consulting agreement the Company agreed to pay Mr. Dong $39,000 per annum in cash or in the Company's common stock, payable monthly in arrears. In May 1997, 237,500 common shares were issued in settlement of all amounts owed to Mr. Dong as of May 5, 1997. Under the terms of the renewed consulting agreement, Mr. Dong invoices the Company and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under
Section 16 (b), Mr. Dong and the Company have agreed the price paid for the shares is deemed to be $39,000. The Company expensed $39,000 and $15,000 during Fiscal 1997 and 1996, respectively, and had no amounts due to Mr. Dong as of June 30, 1997. Mr. Dong's renewed consulting agreement was terminated effective May 5,1997. Effective July 1, 1997, NPC entered into a new employment agreement with Mr. Dong to perform accounting services and to hold the office of Chief Financial officer (see above).

The Luke Family Trust and Lawver Corp. owns 93% and 7%, respectively, of NuVen Advisors. Fred G. Luke, as trustee of the Luke Trust, controls the Luke Trust and Mr. Jon Lawver is the majority shareholder of Lawver Corp. and thereby controls Lawver Corp. Effective October 1, 1995, Group V and CMA renewed Advisory and Management Agreements with NuVen Advisors for the engagement of NuVen Advisors to perform professional services for Fiscal 1997 and 1996. Pursuant to such renewal, Group V and CMA agreed to pay NuVen Advisors $120,000 annually, payable monthly in arrears. In May 1997, 787,180 common shares were issued in settlement of all amounts owed to NuVen Advisors as of May 5, 1997. The Company expensed $240,000 and $225,000, during Fiscal 1997 and 1996, respectively, and had no amounts due to NuVen Advisors as of June 30, 1997. NuVen Advisors' agreement was terminated, as it relates to Group V, effective May 5, 1997.

During fiscal year 1994, the Company entered into an agreement with Structure America, Inc. ("SAI") to issue 1,000,000 shares for consulting services. Such services were rendered during fiscal 1995. During fiscal year 1996, the Company entered into another agreement with SAI to perform consulting services. Pursuant to such agreement, the Company agreed to issue 1,000,000 common shares of the Company to SAI and granted SAI an option to purchase 1,000,000 common shares of the Company, exercisable at $.12 per share. In May 1997, 1,000,000 common shares were issued in settlement of all amounts owed to SAI as of May 5, 1997. The Registrant expensed $200,000 and $75,000 during fiscal years 1997 and 1996, respectively and had no amounts due to SAI as of June 30, 1997. SAI's agreement was terminated effective May 5,1997.

(e)      DIRECTOR COMPENSATION

         The Registrant has no standard arrangements by which its directors are compensated.

(f)       INTERLOCKING RELATIONSHIPS OF DIRECTORS

         As of the date of this Report, there are no interlocking relationships of Directors.
                                       24

ITEM  11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The following table sets forth, as of August 31, 1997, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more of the Registrant's voting securities and each officer, director, director nominees, and all officer's and directors as a group. Unless otherwise indicated, each person has beneficial voting and investment power with respect to the shares owned.



Name and Addresses of                                     Shares of Common Stock
Beneficial Owners                                             Beneficially Owned
--------------------------- ----------------------------------------------------

                                              Number             Percentage

Nona Morelli's II, Inc.(1) ..............    7,800,000(2)           16%

Structure America, Inc. .................    2,000,000               5%
550 N. Jefferson
Loveland, CO 80537

NuVen Advisors, Inc.(1)(5) ..............    2,000,000               8%(5)

Universal Network Services, Inc.(6) .....    1,712,802              14%(6)
Suite 200
Two Corporate Plaza Drive
Newport Beach CA 92660

Fred G. Luke(5) .........................    1,131,176               8%(5)

Steven H. Dong ..........................    1,312,500(4)            3%
Two Corporate Plaza Dr., # 200
Newport Beach CA 92660

Joseph Monterosso .......................   21,211,644(3)           35%
550 15th Street
San Francisco, CA 94103

John D. Desbrow(1) ......................      123,750

Dennis D. Houston(6) ....................    5,250,000(4)           17%(6)
Two Corporate Plaza Dr., #200
Newport Beach CA 92660

All directors and executive officers as a                           43%
group ...................................   29,736,946
----------------------------
         (1)      The address is 2 Park Plaza, Suite 470, Irvine CA 92611.

         (2) 7,800,000 common shares assumes full conversion of 100,000 shares of Series B Preferred Stock held by Nona.

          (3) 21,211,644 common shares assumes full conversion of 18,098 shares of Series B Preferred shares (common stock equivalent of 1,411,644 common shares) and full conversion of 6,000,000 New Class D Warrants (common stock equivalent of 12,000,000 common shares) and complete exercise of an option to purchase 100,000 Series B Preferred Shares common stock equivalent of 7,800,000 shares held by Mr. Monterosso.

          (4)     With  respect to Mr. Dong and Mr.  Houston,  800,000 and
                  5,250,000  shares,   respectively  are  subject  to  options
                  granted  and  unexercised.

          (5) The Luke Family Trust (the "Luke Trust") owns 93% of NuVen Advisors, formerly New World. Fred G. Luke, as Co-Trustee of the Luke Trust determines the voting of such shares and, as a result, may be deemed to control the Luke Trust. The 8% percentage shares of Common Stock beneficially owned includes both 2,000,000 and 1,312,500 shares held by NuVen and Fred G. Luke, respectively.

         (6) Dennis Houston is the President and majority shareholder of Universal Network Services, Inc. and as a result may be deemed the control person of Universal Network Services, Inc. The 14% percentage shares of common stock beneficially owned includes both 21,959 Series B Preferred Shares (common stock equivalent of 1.712,802 common shares) and 5,250,000 common shares beneficially held by Universal Network Services, Inc. and Dennis Houston, respectively.

         The following table sets forth, as of August 31, 1997, the Series B Preferred Stock and 14% Preferred Stock ownership of all holders of more than five percent of the Series B Preferred Stock and 14% Preferred Stock of the Registrant. No officers or directors own any shares of the 14% Preferred Stock.

                                                       Shares of Series
          Name and Address of                         B Preferred Stock
          Beneficial Owner                            Beneficially Owned
          ------------------------------------ ------------------------------
                                                    Number        Percentage
          ------------------------------------ ---------------- -------------
          Joseph Monterosso
          550 15th Street
          San Francisco, CA 94103                   100,000(1)              100%

          Name and Address of                        14% Preferred Stock
          Beneficial Owner                            Beneficially Owned
          ------------------------------------ ------------------------------
                                                   Number          Percentage
          ------------------------------------ ---------------- -------------

          Raymond C. Kitely
          20079 Glen Arbor Court
          Saratoga, CA  95070                        30,000                17.6%

          Eli Moshe
          110 S. Sweetzer,
          No. 301
          Los Angeles, CA   90048                    10,000                 5.9%

          Walter K. Theis,  M.D.
          1200 Corsica Drive
          Pacific Palisades,  CA  90272              20,000                11.8%

          David Seror,
          Chapter 7 Trustee for the Estate
          of David A. Paletz
          221 N. Figueroa St., Room 800
          Los Angeles, CA  90012                     77,500                45.6%

          Neil Miller
          2790 Forrester Drive
          Los Angeles, CA  90064                     15,000                 8.8%

          David Sheetrit
          c/o Moshe Shram
          929 East Fourteenth Street
          Los Angeles, CA   90021                    10,000                 5.9%
         ------------------------------------- ---------------- ----------------

         (1) Monterosso holds an option to purchase 100,000 Series B preferred shares from Nona.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         There were no related transactions during the last two fiscal years for which the amount of the transaction or series of similar transactions exceeded $60,000 other than the following:

a)       ISSUANCE OF OPTIONS AND WARRANT PURCHASE AGREEMENT

         On  June  13,  1996,  Nona  Morelli's  II,  Inc.  ("Nona"),   the  then
controlling parent of Group V, granted an option (the "Option") to Joseph Monterosso, the current President of the Company, to acquire 250,000 Series B Preferred Shares of Group V (the "Series B Shares") owned by Nona. The Option is exercisable at a price of $13.00 per share.

         On December 19, 1996, Group V entered into Stock Purchase Agreements with each of the shareholders of NPC pursuant to which Group V agreed to issue a series of Secured Promissory Notes (the "Notes") in the aggregate principal amount of $1,200,000 and 1,000,000 shares of Group V's restricted common stock to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC. The Notes are convertible into a maximum of 241,900,000 shares of Group V common stock. The conversion of the Notes are contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The terms of the conversion are, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted into 1,511,875 shares of restricted Group V common stock. The Notes are non-recourse to Group V, secured by the assets of NPC, bear interest at 8% per annum, and are due and payable on May 31, 1999. As part of this acquisition, Nona and Group V agreed to a debt assumption agreement whereby all Group V debt in excess of $20,000 on December 24, 1996, except for amounts owed to certain affiliates, which have been converted into shares of Group V common stock, was assumed by Nona. The NPC Stock Purchase Agreements closed on December 24, 1996.

         On June 13,  1997,  Mr.  Monterosso  exercised  the Option to  purchase
128,041  Series  B  Shares,   at  $13.00  per  share,  by  payment  to  Nona  of
approximately $1,665,000. The 128,041 Series B Shares acquired may be immediately converted into 9,987,198 shares of restricted Group V common stock. Additionally, on June 13, 1997, Group V sold its wholly owned subsidiary, CMA, to Nona for cash of $1,140,000, notes receivable from NPC aggregating $245,836 and a credit against the Nona intercompany account of $95,000.

         On August 22, 1997 and effective June 13, 1996, the Option was amended (the "Amended Option") to increase the exercise price for 21,959 of the Series B Shares from $13.00 per share to $72.20 per share, or approximately $1,585,000 for the 21,959 shares of Series B Preferred Stock. The option to purchase the remaining 100,000 Series B Shares was terminated. Concurrently, Nona granted Mr. Monterosso a new option to purchase the remaining 100,000 Series B Shares at an exercise price of $11.70 per share. Additionally, as consideration for granting the new option, Nona acquired the right to require Mr. Monterosso to purchase all or any remaining unexercised shares of the 100,000 Series B Shares in its entirety by September 1, 1998.

         Closing on September 2, 1997, but effective June 10, 1997, Mr. Monterosso exercised the Amended Option to purchase 21,959 Series B Shares, at $72.20 per share, by payment to Nona of approximately $1,585,000. The 21,959 Series B Shares acquired may be immediately converted into 1,712,802 shares of restricted Group V common stock.

         Concurrent with the exercise of the Amended Option, Group V released Nona from liability, if any, arising from any events while Nona controlled Group V, in exchange for approximately $1,585,000 of marketable securities.

         On September 2, 1997, Nona sold to Mr. Monterosso 6,000,000 New Class D Warrants in consideration for a $1,800,000 promissory note secured by the New Class D Warrants, due in September 1998. Each New Class D Warrant is exercisable at $1.00 per share and entitles Mr. Monterosso to receive, upon exercise, two shares of common stock, or a total of 12,000,000 common shares if all New Class D Warrants are exercised. The New Class D Warrants expire on March 30, 2004, and to date, none of the New Class D Warrants have been exercised.

         On September 2, 1997, Nona granted to Mr. Monterosso an option to purchase 7,800,000 common shares of the Company exercisable at $0.15 per share after Nona's election to convert the 100,000 shares of Series B Preferred Stock into 7,800,000 common shares.

         As a result of the acquisition of NPC and the sales and purchases of the Series B Preferred Stock, as discussed above, a change in control of the Registrant has occurred and the Registrant is now no longer a controlled subsidiary of Nona.

         In September 1997, the Company agreed to acquire a 50% convertible net profits interest ("Net Profits Interest") in Universal Network Services, Inc. ("UNSI"). NPC's Chief Operating Officer is a shareholder and officer of UNSI. The Net Profits Interest will provide the Company with up to 50% of UNSI's net operating profit and grant the Company the option to convert its Net Profits Interest into an equity interest of up to 100% of UNSI's issued and outstanding common stock. No agreements have yet been executed and negotiations are still in process. UNSI is an interexchange carrier that provides telecommunications services to both residential and business customers throughout the United States and certain foreign countries.

b)       ADVISORY AGREEMENTS WITH AFFILIATES

         The Luke Family Trust and Lawyer Corp. owns 93% and 7%, respectively, of NuVen Advisors. Fred G. Luke, as trustee of the Luke Trust, controls the Luke Trust and Mr. Lawver is the majority shareholder of Lawver Corp. and thereby controls Lawver Corp. Effective October 1, 1995, Group V and CMA renewed Advisory and Management Agreements with NuVen Advisors for the engagement of NuVen Advisors to perform professional services for Fiscal 1997 and 1996. Pursuant to such renewal, Group V and CMA agreed to pay NuVen Advisors $120,000 annually, payable monthly in arrears. In May 1997, 787,180 common shares were issued in settlement of all amounts owed to NuVen Advisors as of May 5, 1997. The Company expensed $240,000 and $135,000, during Fiscal 1997 and 1996, respectively, and had no amounts due to NuVen Advisors as of June 30, 1997. NuVen Advisors' agreement, as it relates to Group V, was terminated effective May 5, 1997.

         During fiscal year 1994, the Company entered into an agreement with Structure America, Inc. ("SAI") to issue 1,000,000 shares for consulting services. Such services were rendered during fiscal 1995. During fiscal year 1996, the Company entered into another agreement with SAI to perform consulting services. Pursuant to such agreement, the Company agreed to issue 1,000,000 common shares of the Company to SAI and granted SAI an option to purchase 1,000,000 common shares of the Company, exercisable at $.12 per share. In May 1997, 1,000,000 common shares were issued in settlement of all amounts owed to SAI as of May 5, 1997. The Registrant expensed $200,000 and $75,000 during fiscal years 1997 and 1996, respectively and had no amounts due to SAI as of June 30, 1997. SAI's agreement was terminated effective May 5,1997.

(c)      OPERATING LEASE

     The Company sublets office space in San Francisco, California from a stockholder. The related lease expires in June 2002 and future minimum payments required under the lease term aggregate $223,268.

(d)      SUBSEQUENT EVENT

                  In September 1997, the Company agreed to acquire a 50% convertible net profits interest ("Net Profits Interest") in Universal Network Services, Inc. ("UNSI"). The Company's Chief Operating Officer is a shareholder and officer of UNSI. The Net Profits Interest will provide the Company with up to 50% of UNSI's net operating profit and grant the Company the option to convert its Net Profits Interest into an equity interest of up to 100% of UNSI's issued and outstanding common stock. No agreements have yet been executed and negotiations are still in process. UNSI is an interexchange carrier that provides telecommunications services to both residential and business customers throughout the United States and certain foreign countries.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)      1.       Financial Statements

         The  financial   statements   listed  in  the  accompanying   index  to
consolidated financial statements are filed as part of this Report.

         2.       Financial Statement Schedules

         There were no financial statement schedules required to be filed as part of this Annual Report.

         3.       Exhibits

         Unless otherwise noted, Exhibits are filed herewith.

         Exhibit
         Number   Description
         ------  -------------
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

         3.3     Certificate of Amendment of Certificate of Incorporation. (12)

         4.5 Certificate of Designations, Preferences and Rights of 14% Cumulative Convertible $.01 par value Preferred Stock.(1)

         4.6 Letter Extending Exercise Period of Class A Warrants and Class B Warrants.(3)

         4.7 Letters Reducing Exercise Price of Class A Warrants, Class B Warrants and Class C Warrants.(4)

         Exhibit
         Number   Description
         ------  -------------

         4.8 Warrant Agreement dated September 13, 1994 with Douglas J. Phillips.(7)

         4.9 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of E.N. Phillips Company (10)

         4.10    New Class D Warrant Agreement to Purchase Common Stock(10)

         4.11    Option Agreement(10)

         9.1     Form of Irrevocable Proxy Coupled with Right of First Refusal.
                 (4)

         10.1    Amended 1989 Non-Qualified Stock Option Plan.(1)

         10.2    1989 Incentive Stock Option Plan.(1)

         10.3 1991 Non-Qualified Stock Option Plan (incorporated by reference herein from Proxy Statement for February 14, 1992 Annual Meeting filed on February 5, 1992).

         10.4    Employment     Agreement     between    Phillips    Gaming
                 International, Inc. and James R. Martin (incorporated by reference herein from amendment on Form 8 filed February4, 1993 to Form 8-K dated November 23, 1992).

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

         10.7 Stock Purchase and Business Combination Agreement of January 13, 1994 between Nona Morelli's II, Inc., Casino Management of America, Inc. and E.N. Phillips Company (incorporated by reference from 10-KSB for fiscal year ended September 30, 1993, filed on or about March 28, 1994.)

         10.9 Settlement Agreement dated September 13, 1994 between E.N. Phillips Company and Douglas J. Phillips.(7)

         10.10 Settlement Agreement and Mutual Release between Douglas J. Phillips, Hal B. Phillips and E.N. Phillips Company and Stephen
                 A. Weiner.(7)

         10.11 Advisory and Management Agreement dated February 1, 1995 between NuOasis Gaming, Inc. and NuVen Advisors, Inc.(11)

         Exhibit
         Number   Description
         ------  -------------

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

         10.23 Engagement Letter and Fee Agreement dated March 7, 1994 between NuOasis Gaming, Inc. and John Ris.(9)

         10.24 Consulting Agreement dated April 21, 1995 between NuOasis Gaming, Inc. and Sandra V. Alsina.(9)

         10.25 Fee Agreement dated April 12, 1995 between NuOasis Gaming, Inc. and Richard O. Weed.(9)

         10.26 First Addendum to Consulting Agreement dated November 22, 1994 between NuOasis Gaming, Inc. and John D. Desbrow.(9)

         10.27 Consulting Agreement dated January 1995 between NuOasis Gaming, Inc. and Edward S. Luke.(9)

         Exhibit
         Number   Description
         ------  -------------

         10.28 Engagement Letter and Fee Agreement for Services with Structure America, Inc.(13)

         10.29 Second Addendum to Consulting Agreement between NuOasis Gaming, Inc. and John D. Desbrow.(13)

         10.30 Second Addendum to Consulting Agreement between NuOasis Gaming, Inc. and Steven H. Dong.(13)

         10.31 Stock Purchase Agreement dated 12/19/96 with Exhibits A through F between NuOasis and NPC (14)

         10.32   Stock Purchase Agreement dated 5/4/97 between NuOasis and Nona

         10.33   NPC letter to Fred G. Luke dated 6/4/97

         10.34 Letter to/from Richard Skjerven dated 6/2/97 re: escrow instructions SPA, between Nona and NPC

         10.35   Assignment between NuOasis and Nona dated 5/5/97

         10.36   Indemnification Agreement dated 5/30/97 between NuOasis and
                 Nona

         10.37 Indemnification Agreement dated 5/30/97 between NuOasis and Fred Gordon Luke

         10.38   Employment Agreement with Dennis Houston

         10.39   Employment Agreement with Joseph Monterosso

         10.40   Employment Agreement with Steven Dong

         24.1    Schedule of Subsidiaries

         27.     Financial Data Schedule


(1) Previously filed by the Registrant in Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-18 filed October 23, 1989 File No. 33-19883-NY) and incorporated herein by reference.

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

(13) Previously filed by the Registrant on November 22, 1996, in its Annual Report on Form 10KSB for the fiscal year ended June 30, 1996.

(14) Previously filed by the Registrant in a Current Report on Form 8-K dated December 24, 1996, filed on January 15, 1997.

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

          (4) On January 15, 1997, the Registrant filed a Current Report on Form 8-K dated December 24, 1996, reporting the acquisition of National Pools Corporation.

          (5) On March 28, 1997, the Registrant filed an Amended Form 8-K/A dated December 24, 1996, reporting the acquisition of National Pools Corporation.

          (6) On June 30, 1997, the Registrant filed on Form 8-K dated June 13, 1997, reporting the partial exercise of the Monterosso Option.

          (7) On July 9, 1997, the Registrant filed on Form 8K, dated July 3, 1997, reporting the change of independent auditors from Raimondo, Pettit and Glassman to Haskell & White LLP.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        G GROUP V
                                        CORPORATION
                                        (formerly, NuOasis Gaming, Inc.)


Date:    October 9, 1997            By:   /s/ Joseph Monterosso
                                        ------------------------------
                                        Joseph Monterosso, President & Chairman
                                        Group V Corporation and
                                        National Pools Corporation


Date:    October 9,  1997           By:  /s/  Dennis  D.  Houston
                                        ------------------------------
                                        Dennis   D.   Houston,   Chief
                                        Operating  Officer National Pools
                                        Corporation and Director,
                                        Group V Corporation


Date:    October 9, 1997            By:  /s/  Steven H. Dong
                                       ---------------------------
                                        Steven H. Dong, Chief Financial Officer
                                        and Principal Accounting Officer,
                                        Group V Corporation


         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:    October 9,  1997          By:   /s/  Joseph Monterosso
                                        ---------------------------
                                     Joseph Monterosso, President & Chairman
                                     Group V Corporation and
                                     National Pools Corporation


Date:    October 9, 1997           By:   /s/  Dennis D. Houston
                                        ---------------------------
                                     Dennis D. Houston, Chief Operating Officer
                                     National Pools Corporation and
                                     Director, Group V Corporation


Date:    October 9, 1997           By:   /s/  Leland Reese
                                        ---------------------------
                                     Leland Reese, Director, Group V Corporation

                                                                           F1
                               GROUP V CORPORATION
                        (formerly, NuOasis Gaming, Inc.)

                   Index to Consolidated Financial Statements



                                                                            Page
                                                                            ----

         CONSOLIDATED FINANCIAL STATEMENTS:

         Independent Auditors' Reports........................................F2

         Consolidated Balance Sheet as of June 30, 1997.......................F4

          Consolidated Statements of Operations for the Year Ended June 30, 1997
          and Nine Months Ended June 30,1996..................................F5

         Consolidated Statements of Stockholders' Equity
         for the Year Ended June 30, 1997
         and Nine Months Ended June 30, 1996..................................F6

         Consolidated Statements of Cash Flows for the Year Ended June 30, 1997
         and Nine Months Ended June 30, 1996..................................F7

         Notes to Consolidated Financial Statements...........................F8

                                                                              F2

                               HASKELL & WHITE LLP
                          Certified Public Accountants
                                4901 Birch Street
                             Newport Beach CA 92660
                   Telephone (714) 833-8312 Fax (714) 833-9421

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
Group V Corporation
(formerly, NuOasis Gaming, Inc.)

We have audited the accompanying consolidated balance sheet of Group V Corporation (formerly, NuOasis Gaming, Inc.) and subsidiaries (the "Company") as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1997, and the results of its operations and its cash flows for the year ended June 30, 1997, in conformity with generally accepted accounting principles.



                                                        /s/ HASKELL & WHITE LLP


Newport Beach, California
September 29, 1997

                                                                              F3

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

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Group V Corporation
(formerly, NuOasis Gaming, Inc.)
Irvine, California

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Group V Corporation (formerly, NuOasis Gaming, Inc.) and subsidiaries (the "Company") for the nine months ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, as of June 30, 1996, the results of operations and cash flows of the Company for the nine months ended June 30, 1996, in conformity with generally accepted accounting principles.



                                               /s/  RAIMONDO, PETTIT & GLASSMAN

Torrance, California
October 31, 1996

                                                                              F4

                         GROUP V CORPORATION (formerly,
                              NuOasis Gaming, Inc.)
                           Consolidated Balance Sheet
                               As of June 30, 1997


ASSETS

Current Assets:
 Cash and cash equivalents                                          $   677,525
 Due from escrow (Note 2)                                             1,585,468
 Advances                                                               371,990
 Prepaid expenses                                                        85,000
                                                                    -----------
 Total Current Assets                                                 2,179,983
                                                                    -----------

Fixed Assets:
 Equipment                                                               45,232
   Less accumulated depreciation                                         (6,763)
                                                                    -----------
    Total Fixed Assets, net                                              38,469

Other Assets:                                                            22,247
                                                                    -----------

TOTAL ASSETS                                                        $ 2,780,699
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                  $    412,246
 Loans payable                                                           17,463
 Accrued salaries                                                       313,069
 Accrued interest                                                        51,025
                                                                    -----------
   Total Current Liability                                              793,803
                                                                    -----------

Long Term Debt:
 Convertible notes payable (Note 3)                                   1,200,000
                                                                    -----------
   Total Liabilities                                                  1,993,803
                                                                    -----------

Commitments and Contingencies (Note 7)

Stockholders' Equity:
 Preferred stock - par value $.01; authorized 1,000,000 shares; 14%
  cumulative convertible; issued and outstanding 170,000 shares           1,700
  (aggregate liquidation of $304,425)
 Preferred Stock Series B - par value $2.00; convertible;
  authorized, issued and outstanding 250,000 shares
 (aggregate liquidation of $500,000)                                    500,000
 Common stock - par value $.01; authorized 333,000,000 shares;
  40,059,880 shares issued and outstanding                              400,598
 Stockholder receivables                                               (584,167)
 Additional paid-in capital                                          16,086,793
 Accumulated deficit                                                (15,618,028)
                                                                    -----------
   Total Stockholders' Equity                                           786,896
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDER                                   $ 2,780,699
EQUITY                                                              ===========


          See accompanying notes to consolidated financial statements.

                                                                              F5

                               GROUP V CORPORATION
                        (formerly, NuOasis Gaming, Inc.)
                      Consolidated Statements of Operations
      For the Year Ended June 30, 1997 and Nine Months Ended June 30, 1996


                                       For the Year Ended    For the Nine Months
                                            June 30, 1997    Ended June 30, 1996
                                       ------------------    ------------------

Costs and Expenses:
 General and administrative ..............    $    287,32          $    159,778
 Depreciation and amortization ...........         34,226                    --
 Professional services (Note 5) ..........        490,406               308,098
 Interest expense, net ...................        137,089                    --
 Write off of goodwill (Note 2) ..........      3,318,107                    --
                                              ------------           ----------
    Totals ...............................      4,267,157               467,876
                                              ------------           ----------


Loss before discontinued
 operation and extraordinary item ........     (4,267,157)             (467,876)


Discontinued operation (Note 1):
  Net loss of discontinued operation .....       (219,497)             (329,264)
                                              ------------           ----------

Extraordinary item (Note 8):
 Debt forgiveness ........................      1,368,454                    --
                                              -----------            ----------
Net loss .................................    $(3,118,200)         $   (797,140)
                                              ============           ==========

Net loss applicable to common stock ......   $ (3,142,000)         $   (814,990)
                                              ============            ==========
Per share amounts:
 Loss before discontinued
  operation and extraordinary item .......   $       (.13)         $       (.02)
    Discontinued operation ...............           (.01)                 (.01)
    Extraordinary item ...................            .04                     --
                                              ============           ==========

Net loss per share .......................   $       (.10)         $       (.03)
                                              ============           ==========

Weighted average common shares outstanding     31,240,255            29,057,660
                                              ============           ==========





          See accompanying notes to consolidated financial statements.

                                                                             F6

                               GROUP V CORPORATION
                         (formerly NuOasis Gaming, Inc.)
                 Consolidated Statements of Stockholders' Equity
                      For the Year Ended June 30, 1997 and
                         Nine Months Ended June 30, 1996

                                 Preferred      Preferred Stock           Common
                                   Stock           Series B               Stock
                                 ---------       -----------             ---------

                             Shares    Amount   Shares     Amount      Shares      Amount
                             ------    ------   ------     ------      ------      ------
Balances, October 1, 1995    170,000   $1,700   250,000   $500,000   26,131,176   $261,312

Conversion of loan for stock                                          3,000,000     30,000
stock

Exercise of stock options                                               868,824      8,688

Collection of stockholder
  receivable

Net loss
                             -------   ------   -------    -------   ----------   --------
Balances, June 30, 1996      170,000    1,700   250,000    500,000   30,000,000    300,000

Exercise stock options                                                5,433,676     54,336

Issuance of stock                                                     3,626,204     36,262

Sale of CMA to stockholder

Issuance of stock in
  connection with the                                                 1,000,000     10,000
  acquisition of NPC

Issuance of release to
 stockholders

Net loss
                             -------   ------   -------   --------   ----------   --------
Balances, June 30, 1997      170,000   $1,700   250,000   $500,000   40,059,880   $400,598
                             =======   ======   =======   ========   ==========   ========

                                             Additional                       Total
                               Stockholder    Paid In      Accumulated   Stockholder's
                               Receivables     Capital       Deficit        Equity
                               ----------    ----------    -----------    ----------
Balances, October 1, 1995      $(1,473,773) $12,110,626   $(11,702,688)   $(302,823)

Conversion of loan for stock                    170,000                     200,000

Exercise of stock options                        95,570                     104,258

Collection of stockholder          26,693                                    26,693
  receivable

Net loss                                                      (797,140)    (797,140)
                                 ----------   ---------    -------------   ---------
Balances, June 30, 1996         (1,447,080)   12,376,196    (12,499,828)    (769,012)

Exercise of stock options        (584,167)      597,704                      67,873

Issuance of stock                               612,947                     649,209

Sale of CMA to stockholder      1,447,080       799,478                   2,246,558

Issuance of stock in
  connection with the
  acquisition of NPC                            115,000                     125,000

Issuance of release to
  stockholder                                1,585,468                    1,585,468

Net loss                                                     (3,118,200)  (3,118,200)
                               ----------   -----------   -------------   ----------
Balances, June 30, 1997        $ (584,167) $ 16,086,793   $(15,618,028)  $  786,896
                               ==========   ===========   =============  ===========

          See accompanying notes to consolidated financial statements.

                                                                              F7

                                GROUP V CORPORATION
                        (formerly, NuOasis Gaming, Inc.)
                      Consolidated Statements of Cash Flows
                      For the Year Ended June 30, 1997 and
                         Nine Months Ended June 30, 1996

                                                    For the Year    For the Nine
                                                       Ended        Months Ended
                                                    June 30, 1997  June 30, 1996
                                                    -------------  -------------

Operating activities:
  Net loss .........................................   $(3,118,200)   $(797,140)
 Adjustments to reconcile net loss to net
      cash used in operating activities:
      Write-off of goodwill ........................     3,318,107         --
      Debt forgiveness .............................    (1,368,454)        --
      Loss from discontinued operations ............       219,497      329,264
      Common stock issued for payment of services ..       170,113         --
      Depreciation and amortization ................        34,226         --
   Increase (decrease) from changes in:
      Prepaid expenses .............................       (85,000)        --
      Advances .....................................      (371,992)        --
      Stockholder receivable .......................          --        143,962
      Other current assets .........................        (4,133)      57,866
      Accounts payable .............................      (105,878)      34,505
      Due to affiliates ............................       950,502      416,871
      Accrued expenses .............................        26,032     (113,836)
      Net liabilities of discontinued operations ...      (209,367)     (97,774)
                                                        ----------    ----------
          Net cash used in operating activities ....      (544,547)     (26,282)
                                                        ----------    ----------

Investing activities:
 Proceeds from sale of CMA .........................     1,140,000         --
                                                        ----------    ----------
          Net cash provided by investing activities      1,140,000         --
                                                        ----------    ----------
Financing activities:
 Proceeds from loans ...............................        34,881         --
 Proceeds from stockholder receivables .............       121,259         --
 Proceeds from issuances of equity securities ......        67,873       25,500
 Repayments of loans ...............................      (142,025)        --
                                                        ----------    ----------
          Net cash provided by financing activities         81,988       25,500
                                                        ----------    ---------

Net increase (decrease) in cash and cash equivalents       677,441         (782)

Cash and cash equivalents, beginning of year .......            84          866
                                                        ----------    ----------

Cash and cash equivalents, end of year .............   $   677,525    $      84
                                                       ===========    =========

Supplemental cash flow disclosures:
 Cash paid during the period for:
  Interest .........................................   $      --      $    --
  Income taxes .....................................   $       800    $   1,600

Non-cash financing activities:
  Common stock issued for stockholder receivable ...   $   584,167    $  78,758
  Debt converted to common stock ...................   $   125,000    $ 200,000
  Gain on sale of CMA (Note 2) .....................   $   799,478    $    --
  Release of liability to Nona (Note 2) ............   $ 1,585,468    $    --

          See accompanying notes to consolidated financial statements.

                                                                              F8


                               GROUP V CORPORATION
                        (formerly, NuOasis Gaming, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.   Summary of Significant Accounting Policies and Business Activities

Description of Business

Group V Corporation (formerly, NuOasis Gaming, Inc.) and its subsidiaries (the "Company"), operate as a holding company for leisure and entertainment related businesses. Group V Corporation was originally incorporated in the State of Delaware in 1987. During the year ended June 30, 1997 ("Fiscal 1997") and the nine months ended June 30, 1996 ("Fiscal 1996"), the Company engaged in gaming and investment development activities, primarily in the United States.

Principles of Consolidation

The accompanying consolidated financial statements for the year ended June 30, 1997, include the accounts of Group V Corporation ("Group V"), Casino Management of America, Inc. ("CMA") through its disposal date of June 13, 1997 (Note 2), and National Pools Corporation ("NPC") from its date of acquisition December 24, 1996 (Note 2).

The accompanying consolidated financial statements for the nine months ended June 30, 1996, include the accounts of Group V and CMA.

As used herein, the above is collectively referred to as the "Registrant" or the "Company" unless the context indicates otherwise. All intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operation

The sale of CMA in June 1997 has been accounted for as a discontinued operation and, accordingly, its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows for the year ended June 30, 1997 and the nine months ended June 30, 1996. There are no net assets related to CMA in the accompanying consolidated balance sheet as of June 30, 1997. The following table summarizes amounts recorded as the net loss of discontinued operation in the accompanying consolidated statements of operations:

                                                                              F9
                               GROUP V CORPORATION
                        (formerly, NuOasis Gaming, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1. Summary of Significant Accounting Policies and Business Activities (Continued)

                                     For the Year Ended     For the Nine Months
                                        June 30, 1997       Ended June 30, 1996
                                        -------------       -------------------

General and administrative expenses  $           100        $      272,774

Professional services .............          219,397                95,000

Gain on sale of investment ........              --                (38,510)
                                        -------------       -------------------
Net loss of discontinued operation   $      219,497          $     329,264
                                        =============        ==================

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

CHANGE IN FISCAL YEAR

During Fiscal 1996, the Company elected to change its fiscal year end from September 30 to June 30 to coincide with the fiscal year end of Nona Morelli's II, Inc., the Company's then controlling parent.

CASH EQUIVALENTS

Cash equivalents are highly liquid investments with a maturity of three months or less when acquired.

CONCENTRATION OF CREDIT RISK

As of June 30, 1997, the Company had cash on deposit with a financial institution that exceeded the federally insured limit by approximately $545,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107 requires disclosure about fair value for all financial instruments whether or not recognized, for financial statement purposes. Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 1997. Considerable judgment is necessary to interpret market data and develop estimated fair value. The Company has determined that the fair value of all financial instruments approximated their carrying value as of June 30, 1997.

                                                                             F10
                               GROUP V CORPORATION
                        (formerly, NuOasis Gaming, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Summary of Significant Accounting Policies and Business Activities (Continued)

EQUIPMENT

Equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which is five to seven years. Maintenance and repairs are charged to operations as incurred.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year's income taxable for federal and state income tax reporting purposes.

ACCOUNTING FOR EMPLOYEE STOCK OPTIONS

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." In conformity with the provisions of SFAS No. 123, the Company has determined that it will not change to the fair value method presented by SFAS No. 123 and will continue to follow Accounting Principle Board Opinion No. 25 for measurement and recognition of employee stock-based transactions. There were no stock options granted to employees during Fiscal 1997 and 1996.

ISSUANCE OF STOCK FOR SERVICES

Shares of the Company's common stock issued for services are recorded in accordance with SFAS No. 123 at the fair market value of the stock issued or the fair market value of the services provided, whichever value is more reliably measurable. The value of the services are typically stipulated by contractual agreements.

LOSS PER COMMON SHARE

Loss per common share is computed based on the net loss for each period, as adjusted for dividends required on preferred stock ($23,800 and $17,850 for Fiscal 1997 and Fiscal 1996, respectively) and the weighted average number of common shares outstanding. Common stock equivalents were not considered in the loss per share calculations, as the effect would have been anti-dilutive.

                                                                             F11
                               GROUP V CORPORATION
                        (formerly, NuOasis Gaming, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1. Summary of Significant Accounting Policies and Business Activities (Continued)

RECLASSIFICATION OF PRIOR YEAR AMOUNTS

To enhance comparability, Fiscal 1996 consolidated financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in Fiscal 1997, and to disclose the discontinued operations of CMA.

RECENT ACCOUNTING DEVELOPMENTS

In February 1997, FASB issued SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 requires all companies to present "basic" EPS and, if they have a complex capital structure, "diluted" EPS. Under SFAS No. 128, "basic" EPS is computed by dividing income (adjusted for any preferred stock dividends) by the weighted average number of common shares outstanding during the period.
"Diluted" EPS is computed by dividing income (adjusted for any preferred stock or convertible stock dividends and any potential income or loss from convertible securities) by the weighted average number of common shares outstanding during the period plus the number of additional common shares that would have been outstanding if any dilutive potential common stock had been issued. The issuance of anti-dilutive potential common stock should not be considered in the calculation. In addition, SFAS No. 128 requires certain additional disclosures relating to EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Thus, the Company expects to adopt the provisions of this statement in fiscal year 1998. Management does not expect the adoption of this pronouncement to have a significant impact on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This pronouncement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provision of this statement in fiscal year 1998. Management does not expect this statement to significantly impact the Company's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. This pronouncement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provisions of this statement in fiscal year 1998. Management does not expect this statement to significantly impact the Company's financial statements.

                                                                             F12
                               GROUP V CORPORATION
                        (formerly, NuOasis Gaming, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2.  Acquisition of National Pools Corporation

On June 13, 1996, Nona Morelli's II, Inc. ("Nona"), the then controlling parent of Group V, granted an option (the "Option") to Joseph Monterosso, the current President of the Company, to acquire 250,000 Series B Preferred Shares of Group V (the "Series B Shares") owned by Nona. The Option is exercisable at a price of $13.00 per share.

On December 19, 1996, Group V entered into Stock Purchase Agreements with each of the shareholders of NPC pursuant to which Group V agreed to issue a series of Secured Promissory Notes (the "Notes") in the aggregate principal amount of $1,200,000 and 1,000,000 shares of Group V's restricted common stock to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC. The Notes are convertible into a maximum of 241,900,000 shares of Group V common stock. The conversion of the Notes are contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The terms of the conversion are, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted into 1,511,875 shares of restricted Group V common stock. The Notes are non-recourse to Group V, secured by the assets of NPC, bear interest at 8% per annum, and are due and payable on May 31, 1999 (Note 3). As part of this acquisition, Nona and Group V agreed to a debt assumption agreement whereby all Group V debt in excess of $20,000 on December 24, 1996, except for amounts owed to certain affiliates, which have been converted into shares of Group V common stock, was assumed by Nona (Note 8). The NPC Stock Purchase Agreements closed on December 24, 1996.

On June 13, 1997, Mr. Monterosso exercised the Option to purchase 128,041 Series B Shares, at $13.00 per share, by payment to Nona of approximately $1,665,000. The 128,041 Series B Shares acquired may be immediately converted into 9,987,198 shares of restricted Group V common stock. Additionally on June 13, 1997, Group V sold its wholly owned subsidiary, CMA, to Nona for cash of $1,140,000, notes receivable from NPC aggregating $245,836, and a credit against the Nona intercompany account of $95,000. The Fiscal 1997 operations of CMA through the sale date of June 13, 1997 has been presented as a discontinued operation in the accompanying consolidated statements of operations (Note 1). The gain on sale of CMA of $799,478 has been accounted for as a capital contribution in the accompanying consolidated statements of stockholders' equity.

On August 22, 1997 and effective June 13, 1996, the Option was amended (the "Amended Option") to increase the exercise price for 21,959 of the Series B Shares from $13.00 per share to $72.20 per share, or approximately $1,585,000 for the 21,959 shares of Series B Preferred Stock. The option to purchase the remaining 100,000 shares of Series B Shares was terminated. Concurrently, Nona granted Mr. Monterosso a new option to purchase the remaining 100,000 Series B Shares at an exercise price of $11.70 per share. Additionally, as consideration for granting the new option, Nona acquired the right to require Mr. Monterosso to purchase all or any remaining unexercised shares of the 100,000 Series B Shares in its entirety by September 1, 1998.

                                                                             F13
                               GROUP V CORPORATION
                        (formerly, NuOasis Gaming, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2.  Acquisition of National Pools Corporation (Continued)

Closing on September 2, 1997, but effective June 30, 1997, Mr. Monterosso exercised the Amended Option to purchase 21,959 Series B Shares, at $72.20 per share, by payment to Nona of approximately $1,585,000. The 21,959 Series B Shares acquired may be immediately converted into 1,712,802 shares of restricted Group V common stock. Concurrent with the exercise of the Amended Option, Group V released Nona from liability, if any, arising from any events while Nona controlled Group V, in exchange for approximately $1,585,000 of marketable securities. Such marketable securities have not yet been delivered from escrow and, accordingly, the consideration to be received by the Company has been presented in the accompanying consolidated balance sheet as due from escrow. Additionally, such consideration has been accounted for as a capital contribution in the accompanying statements of stockholders' equity.

On September 2, 1997, Nona sold to Mr. Monterosso 6,000,000 New Class D Warrants in consideration for a $1,800,000 promissory note secured by the New Class D Warrants, due in September 1998. Each New Class D Warrant is exercisable at $1.00 per share and entitles Mr. Monterosso to receive, upon exercise, two shares of common stock, or a total of 12,000,000 common shares if all the of the New Class D Warrants are exercised. The New Class D Warrants expire on March 30, 2004, and to date, none of the New Class D Warrants have been exercised.

On September 2, 1997, Nona granted to Mr. Monterosso an option to purchase 7,800,000 common shares of the Company exercisable at $0.15 per share after Nona's election to convert its remaining 100,000 shares of Series B Preferred Stock into 7,800,000 common shares.

As a result of the Company's acquisition of NPC and the sales and purchases of the Series B Preferred Stock, as discussed above, a change in control of the Registrant has occurred and the Registrant is now no longer a controlled subsidiary of Nona.

BASIS OF PRESENTATION OF ACQUISITION

The acquisition of NPC presents Group V as the accounting acquiror. Since conversion of the Notes (see Note 3) is based upon future earnings of NPC, which is ultimately based upon the success of the Hit-LoTTo(TM) program, the probability of the conversion is currently undeterminable and uncertain. Although control of Group V may be transferred to the NPC shareholders upon conversion of the Notes due to this uncertainty, the acquisition of NPC has been accounted for under the purchase method of accounting in accordance with APB No. 16 with Group V deemed the accounting acquiror.

                                                                             F14
                               GROUP V CORPORATION
                        (formerly, NuOasis Gaming, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2.  Acquisition of National Pools Corporation (Continued)

The following table summarizes the assets acquired and liabilities assumed by the Company in connection with its acquisition of NPC, which closed on December 24, 1996.


          Employee advances                  $         30,939
          Fixed assets, net                            45,232
          Software, net                                38,245
          Other assets                                  5,455
          Goodwill                                  3,318,107   (a)
          Liabilities assumed                      (2,112,978)
                                             -----------------

              Total consideration            $      1,325,000   (b)
                                             =================

         (a) The excess of the purchase price over the fair market value of the net assets acquired was approximately $3,318,107 and was allocated to goodwill. Due to the Registrant's and NPC's historical negative cash flows from operations and working capital deficit, the goodwill of $3,318,107 was immediately written off due to the uncertainty of realizing any future benefit from this asset.

         (b) Total consideration consists of convertible notes payable of $1,200,000 (Note 3) and common stock aggregating $125,000 based on the fair value of the Company's common stock on the close date.

NOTE 3.  Convertible Notes Payable

In connection with the Stock Purchase Agreements with each of the shareholders of NPC (Note 2), the Company issued Secured Promissory Notes (the "Notes") in the aggregate principal amount of $1,200,000. The Notes are convertible into a maximum of 241,900,000 shares of Group V common stock. The conversion of the Notes is contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The terms of the conversion are, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted into 1,511,875 shares of restricted Group V common stock. The Notes are non-recourse to Group V, secured by the assets of NPC, bear interest at 8% per annum, and are due and payable on May 31, 1999. As such, the Notes are included in long-term debt at June 30, 1997 in the accompanying consolidated balance sheet.

                                                                             F15
                               GROUP V CORPORATION
                        (formerly, NuOasis Gaming, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4.  Stockholders' Equity

Common Shares Reserved for Issuance

At June 30, 1997, shares of common stock were reserved for the exercise and conversion of the following:

 Preferred stock:
   14% Preferred Stock issued and outstanding                            170,000
   Series B Preferred Stock issued and outstanding                    19,500,000
 Redeemable common stock purchase warrants:
   New Class A (exercisable at $.50 per share)                         1,530,000
   New Class B (exercisable at $.75 per share)                         3,080,000
   New Class C (exercisable at $1.00 per share)                        1,510,000
   New Class D (exercisable at $.50 per share)                        12,000,000
 1993 Incentive and Non-qualified Stock
      Options - available for grant                                    1,200,000
 1991 Non-qualified Stock Options - available for grant                  600,000
 1989 Incentive Stock Options - available for grant                      500,000
 1989 Non-qualified Stock Options: available for grant                   500,000

 Other Stock Options:
 Grants outstanding                                                      847,500
 NPC Convertible Notes Payable                                       214,900,000
                                                                     -----------
          Total                                                      256,337,500
                                                                     ===========

None of the common stock purchase warrants have been exercised as of the date of this report, accordingly no shares have been issued or reflected in the stockholders' equity section of the accompanying consolidated balance sheet.

PREFERRED STOCK

During 1989, stockholders authorized the issuance of up to 1,000,000 shares of preferred stock with a par value of $.01 per share.

                                                                             F16
                               GROUP V CORPORATION
                        (formerly, NuOasis Gaming, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4. Stockholders' Equity (Continued)

During 1989, the Company sold 750,000 shares of preferred stock designated as 14% cumulative convertible preferred stock (the "14% Preferred Stock"). The 14% Preferred Stock is redeemable, in whole or in part, at the option of the Company at a redemption price of $100 per share plus any unpaid dividends thereon to the redemption date. The 14% Preferred Stock has a liquidation value of $1.00 per share, ranks, as to dividends and liquidation, prior to the common stock and is convertible at the option of the holder upon 30 days notice into one share of common stock, subject to adjustments in certain events. Each share is entitled to one vote and an annual dividend of $.14 per share. Dividends are cumulative and payable quarterly when declared. Dividends on common stock may not be paid unless provision has been made for payment of preferred dividends.

No 14% Preferred Stock was converted and no dividends were declared or paid on the 14% Preferred Stock during Fiscal 1997 and 1996. Dividends in arrears aggregated $158,225 at June 30, 1997.

The 14% Preferred Stock has a liquidation preference of the original purchase price ($1.00 per share) plus unpaid dividends on each share thereof. The balance of proceeds of a liquidation, if any, are to be paid to the common stockholders of the Company. A merger or reorganization or other transaction in which control is transferred will be treated similar to a liquidation.

Subject to anti-dilution adjustments, each share of 14% Preferred Stock is convertible at any time into one share of the Company's common stock. Each share of the 14% Preferred Stock votes on a 1:1 converted-to-common stock basis, and the holders of 14% Preferred Stock and the holders of common stock shall vote together as one class on all matters submitted to a vote of the Company's stockholders. The conversion ratio of the 14% Preferred Stock to common stock will be proportionally adjusted in the event of dilution, i.e. proportional adjustments for stock splits and stock dividends will be made.

In March 1994, pursuant to a stock purchase agreement with Nona and CMA, the Company issued 250,000 shares of Series B Preferred Stock to Nona. The Series B Preferred Stock has no redemption rights and is not entitled to any dividends. It has a liquidation value of $2 per share in preference to any payment on common stock, subject only to rights of the holders of the 14% Preferred Stock. Each share is entitled to seventy-eight (78) votes and shall be convertible into seventy-eight (78) fully paid and nonassessable shares of common stock, or a total of 19,500,000 shares of common stock if all of the shares of Series B Preferred Stock are converted. As discussed in Note 2, Nona sold 150,000 shares of Series B Preferred Stock to Mr. Monterosso and converted the remaining
100,000 shares of Series B Preferred Stock into 7,800,000 shares of the Company's common stock (Note 2).

                                                                             F16
                               GROUP V CORPORATION
                        (formerly, NuOasis Gaming, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  Stockholders' Equity (Continued)

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

During August 1993, the Company undertook a private placement of an additional 20 units for an aggregate sales price of $200,000 ("Private Placement III"), with each unit consisting of 40,000 shares of common stock, 40,000 New Class A Warrants, and 40,000 New Class B Warrants.

In connection with Private Placements I, II and III, the Company received proceeds of $559,000 (net of sales agent and other direct costs which aggregated $141,000) from the sale of 70 units and issued 2,800,000 shares of common stock, 2,800,000 New Class A Warrants and 2,800,000 New Class B Warrants during fiscal year 1993.

In September 1993, in an effort to encourage early exercise, the Company offered one New Class C redeemable common stock purchase warrant ("New Class C Warrants") for each New Class A Warrant exercised on or before September 30,
1993. In connection with that offer, 1,550,000 New Class A Warrants were exercised resulting in the issuance of an additional 1,550,000 shares of common stock for $775,000 and 1,550,000 New Class C Warrants. Each New Class C Warrant entitles the holder to purchase one share of common stock at the price of $1.00 per share.

The Company received $50,000, $300,000 and $1,090,000 from other private sales of 300,000, 1,371,500 and 1,090,000 shares of restricted common stock during 1993, 1992 and 1991, respectively. The 1993 private sales included 100,000 New Class A Warrants and 100,000 New Class B Warrants. No amounts were recorded on the balance sheet for the issuance or valuation of the warrants as all proceeds were recorded in common stock and additional paid-in-capital accounts. All New Class A, B and C Warrants are exercisable up to one year after the effective date of the registration of the underlying stock. As of the date of this report, the registration of the underlying stock has not been finalized and therefore is not yet effective. Note 4. Stockholders' Equity (Continued)

                                                                             F18
                               GROUP V CORPORATION
                        (formerly, NuOasis Gaming, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  Stockholders' Equity (Continued)

In March 1994, pursuant to a stock purchase agreement with Nona and CMA, the Company issued 6,000,000 New Class D Warrants to Nona. Each New Class D Warrant is exercisable at $1.00 per share and will entitle the holder to receive upon exercise two (2) shares of common stock, or a total of 12,000,000 shares if all of the New Class D Warrants are exercised. The New Class D Warrants expire on March 30, 2004, and to date, none of the New Class D Warrants have been exercised. In September 1997, Nona sold the New Class D Warrants to Mr. Monterosso for a $1,800,000 promissory note secured by the New Class D Warrants (Note 2).

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

1991 NON-QUALIFIED STOCK OPTIONS

Under a stock option plan adopted on February 1, 1991, the Company's Board of Directors may grant "non-qualified stock options" whereby employees may purchase up to 600,000 shares of common stock prior to the termination of the plan on February 1, 2001. Options must be granted at no less than 85% of fair market value as of the date of grant. Options are exercisable from the date of grant and expire no later than five years from the date of grant. No options were issued or exercised during fiscal years 1997 or 1996. During Fiscal 1997, 150,000 options expired and were canceled. 600,000 options remain available for grant as of June 30, 1997.

                                                                             F19
                               GROUP V CORPORATION
                        (formerly, NuOasis Gaming, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4.  Stockholders' Equity (Continued)

1989 INCENTIVE STOCK OPTIONS

Under a stock option plan adopted on July 30, 1989, the Company's Board of Directors may grant "incentive stock options" whereby employees may purchase up to 500,000 shares of common stock prior to the termination of the plan on July 30, 1999. Options may not be granted at a price less than 100% of fair market value as of the date of grant to officers and employees who own less than 10% of the Company's common stock and 110% of fair market value to those officers and employees who own more than 10%. Options are exercisable from the date of grant, and expire no later than five years from the date of grant. No options were issued or exercised during fiscal years 1997 or 1996. During Fiscal 1997, 50,000 options expired and were canceled. 500,000 options remain available for grant as of June 30, 1997.

1989 NON-QUALIFIED STOCK OPTIONS

Under a stock option plan adopted on July 30, 1989, the Company's Board of Directors may grant "non-qualified stock options" whereby employees may purchase up to 500,000 shares of common stock prior to the termination of the plan on July 30, 1999. Options must be granted at no less than 85% of fair market value as of the date of grant. Options are exercisable from the date of grant and expire no later than five years from the date of grant. No options were issued or exercised during fiscal years 1997 or 1996. During Fiscal 1997, 200,000 options expired and were canceled. 500,000 options remain available for grant as of June 30, 1997.

THE NONA OPTION

In March 1994, pursuant to a stock purchase agreement with Nona and CMA, the Company granted to Nona a nontransferable option for the purchase of up to 6,160,000 shares of the Company's common stock. The exercise price and total number of shares that can be purchased upon exercise of the option is equal to the exercise price and number of shares of common stock subject to New Class A, New Class B and New Class C Warrants outstanding at the Closing Date that eventually expired unexercised. The Warrant Agreements extend the expiration dates of the respective warrants to one year after the effective date of a registration statement, at which time Nona may exercise its option provided all the New Class A, B and C Warrants have not been exercised. Nona does not hold any of the New Class A, B or C Warrants, nor is it currently entitled to exercise its Option. In conjunction with the sale of the New Class D Warrants (Note 2), Nona also sold its rights to exercise any remaining unexercised New Class A, New Class B and New Class C Warrants.

                                                                             F20
                               GROUP V CORPORATION
                        (formerly, NuOasis Gaming, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4.  Stockholders' Equity (Continued)

Other Stock Options

A summary of other stock option transactions for Fiscal 1997 and 1996 is as follows:

                                             Year            Nine Months
                                            Ended                Ended
                                         June 30, 1997       June 30, 1996
                                         --------------     ---------------

Outstanding at beginning of year            6,281,176           5,875,000
    Granted                                         -           1,275,000
    Exercised                              (5,433,676)           (868,824)
    Canceled                                        -                   -
    Issued                                          -                   -
                                          ------------       ------------
Outstanding at end of year                     847,500          6,281,176

Range of option exercise prices granted          -           $.12 - $1.00


STOCK OPTIONS GRANTED

There were no stock options granted in Fiscal 1997 and the stock options granted in Fiscal 1996 are described in Note 5.

STOCK OPTIONS EXERcised

During Fiscal 1997, 5,433,676 common shares were issued upon exercise of options by affiliates of the Company in the aggregate amount of $652,041 or $.12 per share. The Company received notes in the aggregate amount of $584,167 and aggregate cash payments of $67,874 as consideration for the exercise of these options. The notes are due May 1998 and earn interest at 10% per annum.

During Fiscal 1996, 868,824 common shares were issued upon exercise of options by the President of the Company in the amount of $104,258, or $.12 per share. The Company received a note receivable in the amount of $78,758 and a cash payment of $25,500 as consideration for the exercise of these options. The note receivable was fully paid during Fiscal 1997.

SHARES ISSUED TO ADVISORS

During Fiscal 1997, 3,626,040 common shares were issued primarily to advisors and consultants for services rendered during Fiscal 1997 and 1996. In accordance with SFAS No. 123, the Company recorded related expenses based on the fair value of the services received which was more reliably measurable.

                                                                             F21
                               GROUP V CORPORATION
                        (formerly, NuOasis Gaming, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  Related Party Employment And Consulting Agreements

FORMER OFFICERS AND DIRECTORS

In August 1995, the Company entered into an Employment Agreement with Fred G. Luke, the Company's former Chairman and President. Mr. Luke served as the Company's Chairman and President since approximately March 31, 1994 through August 8, 1997, and November 25, 1996, respectively. The terms of the Employment Agreement call for Mr. Luke to receive $4,500 per month, retroactive to April 1, 1994, for five (5) years as a base salary; and, grant him an option to purchase 3,000,000 shares of the Company's common stock at an exercise price of $.12 per share. In May 1997, 198,715 common shares were issued in settlement of all amounts owed to Mr. Luke as of May 5, 1997. The Company expensed $54,000 and $40,500 during Fiscal 1997 and 1996, respectively, and had no amounts due to Mr. Luke as of June 30, 1997. Mr. Luke's Employment Agreement was terminated effective May 5, 1997.

Effective April 1, 1996, the Company renewed a consulting agreement with John D. Desbrow through March 31, 1997 to perform legal services and to hold the office of Secretary. Under the renewed consulting agreement the Company contracted to pay Mr. Desbrow $75,000 per annum for the renewal term payable in the Company's common stock. In May 1997, 102,030 common shares were issued in settlement of all amounts owed to Mr. Desbrow as of May 5, 1997. Under the terms of the consulting agreement, Mr. Desbrow invoices the Company and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under Section 16 (b), Mr. Desbrow and the Company have agreed the price paid for the shares is deemed to be $75,000. The Company expensed $62,500 and $43,750, during Fiscal 1997 and 1996, respectively, and had no amounts due to Mr. Desbrow as of June 30, 1997. Mr. Desbrow's renewed consulting agreement was terminated on May 5, 1997.

In July 1996, the Company renewed a consulting agreement with Steven H. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1997. Pursuant to the renewed consulting agreement the Company agreed to pay Mr. Dong $39,000 per annum in cash or in the Company's common stock, payable monthly in arrears. In May 1997, 237,500 common shares were issued in settlement of all amounts owed to Mr. Dong as of May 5, 1997. Under the terms of the renewed consulting agreement, Mr. Dong invoices the Company and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under
Section 16 (b), Mr. Dong and the Company have agreed the price paid for the shares is deemed to be $39,000. The Company expensed $39,000 and $15,000 during Fiscal 1997 and 1996, respectively, and had no amounts due to Mr. Dong as of June 30, 1997. Mr. Dong's renewed consulting agreement was terminated effective May 5,1997. Effective July 1, 1997, NPC entered into a new employment agreement with Mr. Dong to perform accounting services and to hold the office of Chief Financial Officer (see below.)

                                                                             F22
                               GROUP V CORPORATION
                        (formerly, NuOasis Gaming, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 5.  Related Party Employment And Consulting Agreements (Continued)

The Luke Family Trust and Lawver Corp. owns 93% and 7%, respectively, of NuVen Advisors. Fred G. Luke, as trustee of the Luke Trust, controls the Luke Trust and Mr. Jon Lawver is the majority shareholder of Lawver Corp. and thereby controls Lawver Corp. Effective October 1, 1995, Group V and CMA renewed Advisory and Management Agreements with NuVen Advisors for the engagement of NuVen Advisors to perform professional services for Fiscal 1997 and 1996. Pursuant to such renewal, Group V and CMA agreed to pay NuVen Advisors $120,000 annually, payable monthly in arrears. In May 1997, 787,180 common shares were issued in settlement of all amounts owed to NuVen Advisors as of May 5, 1997. The Company expensed $240,000 and $225,000, during Fiscal 1997 and 1996, respectively, and had no amounts due to NuVen Advisors as of June 30, 1997. NuVen Advisors' agreements were terminated effective May 5, 1997.

During fiscal year 1994, the Company entered into an agreement with Structure America, Inc. ("SAI") to issue 1,000,000 shares for consulting services. Such services were rendered during fiscal year 1995. During fiscal year 1996, the Company entered into another agreement with SAI to perform consulting services. Pursuant to such agreement, the Company agreed to issue 1,000,000 common shares of the Company to SAI and granted SAI an option to purchase 1,000,000 common shares of the Company, exercisable at $.12 per share. In May 1997, 1,000,000 common shares were issued in settlement of all amounts owed to SAI as of May 5, 1997. The Registrant expensed $200,000 and $75,000 during fiscal years 1997 and 1996, respectively, and had no amounts due to SAI as of June 30, 1997. SAI's agreement was terminated effective May 5, 1997.

NEW OFFICERS AND DIRECTORS

Effective July 1, 1997, the Company entered into an employment agreement with Dennis Houston to serve as the NPC's Chief Operating Officer and a Director of the Company. The agreement compensates Mr. Houston $100,000 per annum through December 31, 1997, and $200,000 per annum through June 30, 2000, payable in cash or in common stock. The agreement also granted Mr. Houston an option to purchase 5,250,000 common shares of the Company at an exercise price of $0.50 per share and participation in the Company's management bonus program.

On April 1, 1994, NPC entered into an employment agreement with Joseph Monterosso to serve as NPC's Chief Executive Officer. In conjunction with the acquisition of NPC, Mr. Monterosso became the Company's President and Director on November 25, 1996, and Chairman on August 8, 1997. The agreement compensates Mr. Monterosso $125,000 per annum and $250,000 per annum upon the first sale of the Company's HitLoTTo(TM) Value Card, payable in cash or in common stock of the Company.

                                                                             F23
                               GROUP V CORPORATION
                        (formerly, NuOasis Gaming, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  RELATED PARTY EMPLOYMENT AND CONSULTING AGREEMENTS (CONTINUED)

Effective July 1, 1997, the Company entered into an employment agreement with Steven H. Dong to serve as the Company's Chief Financial Officer. The agreement compensates Mr. Dong $105,000 per annum through June 30, 1998, and $125,000 per annum through June 30, 1999, payable in cash or in common stock of the Company. The agreement also granted Mr. Dong an option to purchase 800,000 common shares of the Company at an exercise price of $0.50 per share and participation in the Company's management bonus program.

NOTE 6.  Income Taxes

The income tax effects of significant items comprising the Company's net deferred income tax assets and liabilities as of June 30, 1997 and 1996 are as follows:

                                                     1997           1996
                                                ------------   ------------

Accrued expenses ............................   $   185,000    $      --
Valuation allowance .........................      (185,000)          --
                                                ------------   ------------
Current portion of deferred tax liabilities     $      --      $      --
                                                ============   ============

Depreciation and amortization ...............   $    (3,000)   $   154,000
Net operating loss carryforwards ............     3,470,000      2,796,000
Valuation allowance .........................    (3,467,000)    (2,950,000)
                                                ------------    -----------
Long-term portion of deferred tax liabilities   $      --      $      --
                                                ============   ============


The reconciliation of income taxes computed at the federal statutory tax rate to income tax expense at the effective income rate is as follows:


                                                     1997           1996
                                                ------------   ------------
Federal statutory income tax (benefit) rate      (34.0)%           (34.0)%
Increases (decreases) resulting from:
     Goodwill .............................       36.1               --
     Net change in valuation allowance ....       (2.1)             34.0
                                                ------------   ------------
Effective income benefit rate .............         -- %             -- %
                                                ============   ============

The Company has federal and state net operating losses ("NOL's") approximating $9,510,000 and $4,150,000, respectively. A significant portion of the NOL's resulted from the acquisition of NPC and may be subject to ownership change limitations. The federal NOL's carryforwards begin to expire in fiscal year 2005. The state NOL's carryforwards begin to expire in fiscal year 1998. In addition, utilization of the NOL's may be limited under Section 382 of the Internal Revenue Code due to additional ownership changes.

                                                                             F24
                               GROUP V CORPORATION
                        (formerly, NuOasis Gaming, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  Income Taxes (Continued)

At June 30, 1997 and 1996, a 100% valuation allowance has been provided to reduce the Company's net deferred tax assets for the amount by which the deferred tax asset exceeded the net deferred tax liability resulting from all temporary differences. The Company has provided the allowance since management could not determine that is was "more likely than not" that the benefits of the deferred tax assets would be realized.

NOTE 7.  Commitments And Contingencies

OPERATING LEASE

The Company sublets office space in San Francisco, California from a stockholder. The related lease expires June 2002. Future minimum annual rental payments required under the terms of the lease are as follows for the years ending June 30,:

                  1998                      $       41,221
                  1999                              42,870
                  2000                              44,585
                  2001                              46,369
                  2002                              48,223
                  ----                      --------------
                  Total                     $      223,268
                                            ==============

Rent expense aggregated $22,811 and $540 in Fiscal 1997 and 1996, respectively.

LEGAL PROCEEDINGS

The Company's legal proceedings during Fiscal 1997 were associated with Nona and CMA and therefore do not involve the Company since CMA was sold to Nona and since Nona is no longer a controlling parent (Note 2).

NOTE 8.  Extraordinary Item

During Fiscal 1997, NPC extinguished a note payable, related accrued interest and certain trade obligations aggregating $1,475,503 by making aggregate cash payments of $153,033. In addition, as discussed in Note 2, Nona assumed liabilities of the Company aggregating $45,984. Such debt forgiveness has been recorded as an extraordinary gain in the accompanying consolidated statements of operations. The extraordinary item has not been presented net of tax due to the Company's current year net loss and existing net operating loss carryforwards.

                                                                             F25
                               GROUP V CORPORATION
                        (formerly, NuOasis Gaming, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9.  Subsequent Event

In September 1997, the Company agreed in principle to acquire a 50% convertible net profits interest ("Net Profits Interest") in Universal Network Services, Inc. ("UNSI"). NPD's Chief Operating Officer is a shareholder and officer of UNSI. The Net Profits Interest will provide the Company with up to 50% of UNSI's net operating profit and grant the Company the option to convert its Net Profits Interest into an equity interest of up to 100% of UNSI's issued and outstanding common stock. No agreements have yet been executed and negotiations are still in process. UNSI is an interexchange carrier that provides telecommunications services to both residential and business customers throughout the United States and certain foreign countries.

                                  EXHIBIT 10.32

                            STOCK PURCHASE AGREEMENT

     THIS STOCK PURCHASE AGREEMENT (the "Agreement"), is entered into this 4th day of May, 1997, by and between NuOASIS GAMING INC., a Delaware corporation ("NGI"), and NONA MORELLI'S II, INC., a Colorado corporation ("NONA"), on the basis of the following recitals.

     WHEREAS, Casino Management of America, Inc., a Utah corporation ("CMA") is a wholly owned subsidiary of NGI.

     WHEREAS, NGI desires to sell, assign and transfer to NONA all of the outstanding shares of stock of CMA ("CMA Shares") consisting of 7,500,000 shares of common stock, and NONA desires to purchase the CMA Shares for One Million Two Hundred Thirty Five Thousand Dollars ($1,235,000) upon and subject to the terms and conditions of this Agreement.

     NOW, THEREFORE, for and in consideration of the mutual promises herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, NGI and CMA agree as follows:

     SALE OF CMA SHARES.

     Upon and subject to all the terms and conditions of this Agreement, at the Closing NGI shall assign and transfer the CMA Shares to NONA, and as full consideration therefor NONA shall pay NGI One Million Two Hundred Thirty Five Thousand Dollars ($1,235,000).

EFFECTIVE DATE AND CLOSING; DELIVERY OF CMA SHARES.

     DATE AND PLACE. The closing of this Agreement and transfer of the CMA Shares (the "Closing") shall occur at the offices of Skjerven, Morrill, MacPherson, Franklin and Friel LLP as escrow agent, at such time or date as the parties hereafter may mutually agree. The time and date of the Closing are herein called the "Closing Date".

     PAYMENT. At the Closing, NONA shall deliver to NGI through escrow the sum of $1,140,000 in certified funds and a credit of $95,000 against the payments due on the intercompany account between NONA and NGI.

     DELIVERY OF CMA SHARES. NGI shall deliver to NONA through escrow a stock certificate or certificates registered in the name of NONA the CMA Shares, and NONA shall deliver to CMA and NGI written confirmation, in form reasonably satisfactory to CMA and NGI, of its investment intent with regard to such shares, and such other or further documentation as CMA or NGI then may reasonably require in order to comply with then-applicable federal and state securities laws or applicable stock exchange requirements. The number, type and kind of the CMA Shares delivered to NONA, in each case, shall be adjusted to reflect all stock splits, stock dividends, reverse stock splits, reclassifications, mergers and similar capital changes that shall have occurred in the outstanding common stock of CMA prior to the Closing; provided, however, that neither the foregoing provision, nor any other provision of this Agreement, shall be construed to confer on NONA any of the rights, powers or benefits of ownership of shares of CMA (including without limitation cash dividends, voting rights, or stock purchase rights) as to any CMA Shares that shall not actually have been issued and delivered to NONA pursuant to this
Section 2C.

     DELIVERY OF OTHER DOCUMENTS. At the Closing, each party hereto shall deliver to the other party through escrow such other and further documents, instruments and information as are herein required to be delivered at the Closing by such party or as are customarily delivered at the closing of a transaction of the type provided for in this Agreement.

     FURTHER DOCUMENTS. From time to time after the Closing, upon the reasonable request of either party, the other party will deliver such other and further instruments and documents as may be necessary to more fully vest in the requesting party the consideration provided for in this Agreement or to enable the requesting party to obtain the rights and benefits contemplated by this Agreement.

A.   REPRESENTATIONS AND WARRANTIES OF NGI.

     NGI hereby covenants with and represents and warrants to NONA that:

     1. THE CMA SHARES. The CMA Shares are and will be as of the Closing Date, owned, of record and beneficially, by NONA, free and clear of all liens, claims and encumbrances, and NGI has all necessary right and power to enter into and perform this Agreement and to assign and sell the CMA Shares to NONA as provided herein. Any necessary shareholder approval of NGI's shareholders will be obtained prior to Closing.

     2. AUTHORITY. NGI has the full corporate power and authority to enter into this Agreement and to carry out the transactions contemplated by this Agreement. The Board of Directors of NGI have duly authorized the execution, delivery, and performance of this Agreement. Upon execution, this Agreement constitutes the valid, binding and enforceable obligation of NGI.

     3. STATUS OF CMA. CMA is duly organized, validly existing, and in good standing under the laws of Utah.

     4. NO CONFLICT WITH OTHER INSTRUMENT. Except as disclosed herein, the execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment to which NGI or CMA is a party or by which it or CMA is bound.

     5. FULL DISCLOSURE. The information concerning CMA set forth herein and in the CMA Financials, as defined below, is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact require to make the statements made, in light of the circumstances under which they were made, not misleading.

     6. FINANCIAL STATEMENTS. Financial statements of CMA for the quarter ending March 31, 1997 ("CMA Financials"), have been or will be delivered to NONA prior to the Closing Date. To the best knowledge of NGI, except as set forth in the CMA Financials, there are no liabilities, either fixed or contingent, not reflected in such financial statements other than contracts or obligations in the ordinary and usual course of business, which would constitute liens or other liabilities which, if disclosed, would alter substantially the financial condition of CMA as reflected in such financial statements. Since March 31, 1997, there have been no material changes in CMA's financial condition.

     7. CAPITALIZATION OF CMA. The capitalization of CMA is, as of the date hereof, comprised of 25,000,000 shares of authorized common stock, $.01 par value, of which approximately 7,500,000 shares are issued and outstanding.

     8. COMPLIANCE WITH LAWS. Rules and Regulations. NGI represents and warrants that it is in compliance with all applicable federal laws, rules and regulations; and all applicable state laws, rules and regulations relating to its ownership of CMA except to the extent that non-compliance would not materially and adversely affect the business, operations, properties, assets, or condition of NGI and its subsidiaries or except to the extent that non-compliance would not result in the incurring of any material liability for NGI.

     9. CONDUCT OF BUSINESS. Since March 31, 1997, except as disclosed on Exhibit "B", CMA has not (1) discharged or satisfied any liens other than those securing, or paid any obligation or liability other than, current liabilities shown on the CMA Financials and current liabilities incurred since the date of the CMA Financials, in each case in the usual or ordinary course of business, (ii) mortgaged, pledged or subjected to lien any of their tangible or intangible assets (other than purchase money liens incurred in the ordinary course of business for such assets not yet paid for), (iii) sold, transferred or leased any of their assets except in the usual and ordinary course of business, (iv) canceled or compromised any material debt or claim, or waived or released any right of material value, (v) suffered any physical damage, destruction or loss (whether or not covered by insurance) materially adversely affecting its properties, business or prospects, (vi) entered into any transaction other than in the usual and ordinary course of business, except as contemplated by this Agreement, (vii) encountered any labor difficulties or labor union organizing activities, (viii) made or agreed to any wage or salary increase or entered into any employment agreement, (ix) issued or sold any securities or granted any options with respect thereto, except as disclosed pursuant to this Agreement, (x)amended its
          Articles of Incorporation, (xi) agreed to declare or pay any distributions with respect to their outstanding capital stock, or
          (xii) suffered or experienced any change in, or condition affecting, the condition (financial or otherwise) of their properties, assets, liabilities, business, operations or prospects, other than changes, events or conditions in the ordinary course of their business none of which has (individually or in the aggregate) been materially adverse, except as disclosed ill the CMA Financials.

     10. LITIGATION. To the best knowledge and belief of CMA, except as disclosed in the CMA Financials or in NGI's Form 10-KSB for the year ended June 30, 1996, there is neither pending nor threatened, any action, suit or arbitration to which CMA's property, assets or business is or is likely to be subject and in which an unfavorable outcome, ruling or finding will or is likely to have a material adverse effect on the condition, financial or otherwise, or properties, assets, business or operations of CMA, or create any material liability on the part of CMA or conflict with this Agreement or any action taken or to be taken in connection herewith.

     11. CONTRACTS. Except as disclosed in the CMA Disclosure Documents, there are no contracts, actual or contingent obligations, agreements, franchises, license agreements, or other commitments to which CMA is a party or by which it or any of its properties or assets are bound which are material to the business, financial condition, or its results of operation. For purposes of the preceding sentence, the term "material" refers to any obligation or liability which by their terms calls for aggregate payments of more than $10,000.

     12. MATERIAL CONTRACT BREACHES, DEFAULTS. To the best of their knowledge and belief, CMA has not materially breached, nor have they any knowledge of any pending or threatened claims or any legal basis for a claim that CMA has materially breached, any of the terms or conditions of any agreements, contracts, or commitments to which they are a party or is bound and which are material to the business, financial condition, or results of operations of CMA, taken as a whole. To the best of their knowledge and belief, CMA is not in default in any material respect under the terms of any outstanding contract, agreement, lease, or other commitment which is material to the business, operations, properties, assets, or condition of CMA, a,]d there is no event of default or other event which, with notice or lapse of time or both, would constitute a default in any material respect under any such contract, agreement, lease, or other commitment in respect of which CMA has not taken adequate steps to prevent such a default from occurring.

     13. INVESTMENTS. CMA has provided, or will provide to the Company, prior to Closing, a complete and accurate description of the CMA assets, including but not limited to a list of all investments of CMA, which accurately sets forth the nature of CMA's interest or ownership in each investment and, if applicable, the jurisdictions in which the respective investments have been incorporated, organized, and currently doing business. Except for the entities identified on the list to be provided to NONA, there is no corporation, limited partnership, limited partnership, joint venture, association, trust, or other entity or organization which CMA directly or indirectly controls or in which CMA directly or indirectly owns any equity interest or any other interest.

     14.  CORPORATE  RECORDS.   Copies  of  all  corporate  books  and  records,
          including but not limited to stock transfer ledgers, and any other documents and records of CMA will be provided to the Company at Closing. All such records and documents are complete, true, and correct.

     15. BROKERS. NGI has not agreed to pay any brokerage fees, finder's fees, or other fees or commissions with respect to the transactions contemplated in tiffs Agreement. To the best of NGI's knowledge, no person or entity is entitled, or intends to claim that they are entitled, to receive any such fees or commissions in connection with such transactions. NGI further agrees to indemnify and hold harmless NONA against liability to any broker claiming to act on behalf of NGI.

     16. DATE OF REPRESENTATIONS AND WARRANTIES. Each of the representations and warranties of NONA and NGI set forth in this Agreement are true and correct at and as of the Closing Date, with the same force and effect as though made at and as of the Closing Date, except for changes permitted or contemplated by this Agreement.

B.   REPRESENTATIONS AND WARRANTIES OF NONA.

     1. NONA hereby represents and warrants that, effective this date and the Closing Date, the representations and warranties listed below are true and correct.

     2. ORGANIZATION AND AUTHORITY. NONA is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Colorado with the corporate power and authority to carry on its business as now being conducted. NONA has the full corporate power and authority to enter into this Agreement and to carry out the transactions contemplated by this Agreement. The Board of Directors of NONA have duly authorized the execution, delivery, and performance of this Agreement. Upon execution this Agreement constitutes the valid, binding and enforceable obligation of NONA. 3. QUALIFICATION. As of the Closing Date, NONA will be in good standing in the State of Colorado, and will be duly qualified to do business in each state and jurisdiction where the failure to qualify would have a material adverse effect on its business.

     4. NO CONFLICT. The execution of this Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of NONA or to which NONA is a party, and has been duly authorized by all appropriate and necessary action.

     5. FULL DISCLOSURE. The information concerning NONA set forth in this Agreement is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made, in light of the circumstances under which they were made, not misleading.

     6. ABILITY TO CARRY OUT AGREEMENT. To the best of NONA's knowledge and belief, the execution and performance of this Agreement will not violate, or result in a breach of, or constitute a default in, any provisions of applicable law, any agreement, instrument, judgment, order or decree to which NONA is a party or to which NONA is subject so as to give rise to a claim by anyone against NONA. Other than such violations, breaches, or defaults which, individually or in the aggregate, will not have a material adverse effect on the enforceability or validity of this Agreement or on the transactions contemplated under this Agreement. No consents of any persons under any contract or agreement required to be disclosed or disclosed pursuant to this Agreement are required for the execution, delivery, and performance by NONA of this Agreement.

     7. SECURITIES LAWS. NONA is a public company and is required to file periodic reports under Section 12(g) of the '34 Act. NONA represents that all reports required to be filed pursuant to the '34 Act and any applicable U.S. state "Blue Sky" laws have been filed.

     8. BROKERS. NONA has not agreed to pay any brokerage fees, finder's fees, or other fees or commissions with respect to the transactions contemplated in this Agreement which could give rise to a claim against the CMA Shares or any portion thereof. To the best of NONA's knowledge, no person or entity is entitled, or intends to claim that it is entitled, to receive any such fees or commissions in connection with such transactions. NONA further agrees to indemnify and hold harmless NGI against liability to any broker claiming to act on behalf of NONA.

     9. APPROVALS. Except as otherwise provided in this Agreement, to NONA's best knowledge and belief no authorization, consent, or approval of, or registration or filing with, any governmental authority or any other person is required to be obtained or made by NONA in connection with the execution, delivery, or performance of this Agreement, except for the filing of Form 8-K following the Closing.

     10. DATE OF REPRESENTATIONS AND WARRANTIES. Each of the representations and warranties of NONA set forth in this Agreement is true and correct at and as of the Closing Date, with the same force and effect as though made at and as of the Closing Date, except for changes permitted or contemplated by this Agreement.

C.   DAMAGES AND LIMIT OF LIABILITY OF NGI.

     1. NGI shall be liable to NONA for any material breach of the representations, warranties, and covenants contained herein which results in a failure to perform any obligations under this Agreement, but only to the extent of the expenses actually incurred by NONA in connection with such breach or failure to perform Agreement.

D.   TERMINATION.

     This Agreement may be terminated at any time prior to the Closing Date:

          BY NONA OR NGI:

     1. If there shall be any actual or threatened action or proceeding by or before any court or any other governmental body which shall seek to restrain, prohibit, or invalidate the transactions contemplated by this Agreement and which, in the judgment of such Board of Directors made in good faith and based upon the advice of legal counsel, makes it inadvisable to proceed with the transactions contemplated by this Agreement; or

     2. If the Closing shall not have occurred prior to May 15, 1997 or such later date as shall have been approved by parties hereto, other than for reasons set forth herein.

          BY NONA.

     1. If NGI shall fail to comply in any material respect with any of its covenants or agreements contained in this Agreement, or if any of the representations or warranties of NGI contained herein shall be inaccurate in any material respect.

     2. BY NGI. If NONA shall fail to comply in any material respect with any of its covenants or agreements contained in this Agreement, or if any of the representations or warranties of NONA contained herein shall be inaccurate in any material respect.

     EFFECT OF TERMINATION. In the event this Agreement is terminated pursuant to this Section 6, this Agreement shall be of no further force or effect, and no obligation, right, or liability shall arise hereunder and each party shall bear its own costs in connection with the negotiation, preparation, and execution of this Agreement and any due diligence conducted pursuant to this Agreement.

D.   PRIVATE TRANSACTION.

     NONA understands that the CMA Shares have not been registered under the Act and the transfer of such shares hereunder is made pursuant to an exemption from registration pursuant to Regulation D and Section 4(2) of the Act, and NGI's reliance on such exemption is predicted in part on the representations set forth herein and in the Investment Letter attached hereto as Exhibit "C" ("Investment Letter"). E. ACCESS TO INFORMATION.

     NONA and NGI represent that, by virtue of their respective economic bargaining power or otherwise, they have had access to or has been furnished with, prior to or concurrently with the execution hereof, the same kind of information that would be available in a registration statement under the Act should registration of the CMA Shares had been necessary, and that they have had the opportunity to ask questions of and receive answers from the other party, or any party acting on their behalf, concerning the business of CMA and that they have bad the opportunity to obtain any additional information, to the extent that CMA and NGI possesses such information or can acquire it without unreasonable expense or effort, necessary to verify the accuracy of information obtained or furnished by CMA or NGI.

G.   INDEMNIFICATION BY NGI.

     As provided herein, NGI shall indemnify and hold harmless NONA for two (2) years following the date of Closing under this Agreement against and in respect of any liability, damage, or deficiency, all actions, suits, proceedings, demands, assessments, judgments, costs and expenses resulting from any misrepresentations, breach of covenant or warranty, or from any misrepresentation contained in any certificate furnished by NGI to NONA hereunder.

H.   INDEMNIFICATION BY NONA.

     As provided herein, NONA shall indemnify and hold harmless NGI for two (2) years following the date of Closing under this Agreement against and in respect of any liability, damage, or deficiency, all actions, suits, proceedings, demands, assessments, judgments, costs and expenses resulting from any misrepresentations, breach of covenant or warranty, or from any misrepresentation contained in any certificate furnished by NONA to NGI hereunder.

I.   ADDITIONAL COVENANTS.

     Between the date hereof and the Closing Date, except with the prior written consent of NONA, NGI shall cause CMA to:

     1. CONDUCT BUSINESS AS USUAL: CMA shall conduct its business only in the usual and ordinary course and the character of such business shall not be changed nor any different business be undertaken without the written consent of NONA. 2. NGI TO MAINTAIN CURRENT CAPITAL STRUCTURE:
          No change shall be made in the authorized or issued capital stock of CMA without the written consent of NONA. 3. AVOID SPECIAL SETTLEMENTS:
          CMA shall not discharge or satisfy any lien or encumbrance or obligation or liability, other than current liabilities shown on the financial statements contained in the CMA Disclosure Documents, and current liabilities incurred since that date in the ordinary course of business. 4. AVOID DISTRIBUTIONS: CMA shall not make any payment or distribution to its stockholders or purchase for cash or redeem any of its shares of capital stock. 5. AVOID ENCUMBRANCE OR CANCELLATION OF
          DEBT: CMA shall not mortgage, pledge, or subject to lien or encumbrance any of its assets, tangible or intangible not in the ordinary course of business. CMA shall not cancel any debts or claims or waive any rights not in the ordinary course of business. 6. PROVIDE ADDITIONAL INFORMATION: CMA and the officers of CMA will agree that after the Closing, they will continue to furnish NONA with such additional documentation and information regarding CMA as is reasonably requested.

J.   DOCUMENTS AT CLOSING.

     At the Closing the following transactions shall occur, all of such shall transactions being deemed to occur simultaneously:

     1. ACTION BY NGI. NGI will deliver, or cause the following to be delivered to NONA through escrow:

     2. Stock certificate(s) for the CMA Shares to be issued to NONA pursuant to this Agreement together with such good and sufficient stock powers, and other good and sufficient instruments of sale, conveyance, transfer, and assignment, in form and substance satisfactory to NONA's counsel, as shall be required or as may be appropriate in order to effectively vest in NONA good, indefeasible, and marketable title to the CMA shares free and clear of all liens and encumbrances of every nature; 3. A certificate executed by the NGI to the effect that all representations and warranties made by NGI under this Agreement are true and correct as of the Closing, the same as though originally given to NONA on said date; 4. A certificate dated at or about the date of the Closing to the effect that CMA is in good standing under the laws of Utah; 5. Such other instruments, documents, and certificates, if any, as are required to be delivered pursuant to the provisions of this Agreement, or which may be reasonably requested by NONA in furtherance of the intent of this Agreement.

ACTION BY NONA.

     NONA will deliver or cause to be delivered to NGI through escrow:

     1.   A check in the sum of $1,140,000 made payable to NGI;

     2. An acknowledgment that $95,000 of the intercompany debt owed to NONA by NGI has been paid.

     3. A certificate of NONA to the effect that all representations and warranties of NONA made under this Agreement are reaffirmed on the Closing Date, the same as though originally given to NGI on said date;

     4. Such oilier instruments and documents as are required to be delivered pursuant to the provisions of this Agreement, or otherwise reasonably requested by NGI.

K.   MISCELLANEOUS.

     FURTHER ASSURANCES. At any time and from time to time, after the effective date, each party will execute such additional instruments and take such action as may be reasonably requested by the other party to confirm or perfect title to the CMA Shares transferred hereunder or otherwise to carry out the intent and purposes of this Agreement.

     1. WAIVER. Any failure on the part of any party hereto to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed.

     2. COSTS AND EXPENSES. Except as otherwise provided herein, all fees, costs and expenses incurred by either party relating to this Agreement shall be paid by the party incurring the same. 3. NOTICES. All notices and other communications hereunder shall be in writing and shall be deemed to have been given if delivered in person or sent by prepaid first class registered or certified mail, return receipt requested to the parties hereto, or their designees, as follows:

                  To NGI:           NuOasis Gaming Inc.
                                    Park Plaza, Suite 470
                                    Irvine, California 92714
                                    Telephone: (714) 833-5382
                                    Telefax: (714) 833-7854

                  To NONA:          Nona Morelli's II, Inc.
                                    Park Plaza, Suite 470
                                    Irvine, California 92714
                                    Telephone: (714) 833-538 I
                                    Telefax: (714) 833-7854

HEADINGS.

     The section and  subsection  headings in this  Agreement  are  inserted for
     convenience   only  and  shall  not  affect  in  any  way  the  meaning  or interpretation of this Agreement.

     a. COUNTERPARTS. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     b. GOVERNING LAW. This Agreement was negotiated and is being contracted for in the State of California, and shall be governed by the laws of the State of California, notwithstanding any conflict-of-law provision to the contrary.

     c. BINDING EFFECT. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective belts, administrators, executors, successors, and assigns.


     d. ENTIRE AGREEMENT. This Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter hereof. No oral understandings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

     e.   SEVERABILITY.   If  any  part  of  this  Agreement  is  deemed  to  be
          unenforceable the balance of the Agreement shall remain in full force and effect.

     f. FACSIMILE COUNTERPARTS. A facsimile, telecopy or other reproduction of this Agreement may be executed by one or more parties hereto and such executed copy may be delivered by facsimile of similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this Agreement as well as any facsimile, telecopy or other reproduction hereof.

     g. TITTLE IS OF THE ESSENCE. Time is of the essence of this Agreement and of each and every provision hereof.

     IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.


"NONA"
NONA MORELLI'S II, INC.


By:       /S/   FRED G. LUKE
Name:     Fred G. Luke
Title:    President


"NGI"
NuOASIS GAMING INC.


By:       /S/   JOSEPH MONTEROSSO
Name:     Joseph Monterosso
Title:    President

                                  EXHIBIT 10.33
                                  -------------

JOSEPH J. MONTEROSSO
NATIONAL POOLS CORPORATION
550 15TH STREET
SAN FRANCISCO, CA 94103



June 4, 1997



Mr. Fred G. Luke, Jr.
Nona Morelli's II, Inc.
2 Park Plaza, Suite 470
Irvine, CA 92714

Re:  Exchange Agreement Transaction

Dear Fred:

Reference is made to that certain Exchange Agreement entered into by and among me, Nona Morelli's II, Inc. and Universal Network Services, Inc. ("UNS") concerning the proposed purchase by UNS of 50,000 shares of Series B Preferred Stock issued by NuOasis Gaming, Inc. ("NuOasis"). As we have discussed, most of the terms and conditions of that sale will be set forth in a separate agreement to be entered into by and between me and UNS and the escrow instructions to be signed by me, UNS and other purchasers of Series B Preferred Stock, Nona Morelli's II, Inc. and NuOasis.

In order to expedite the closing of the transaction envisioned by the Exchange Agreement, as well as all related transactions and to accurately reflect our ultimate economic interest in these transactions, this letter will confirm that I, in my sole discretion, will, on behalf of both me and Nona Morelli's II, Inc., have the discretion to decide whether the representations and warranties made by UNS in the Exchange Agreement are accurate and whether the conditions to closing specified in that Agreement have been fulfilled. I may not, however, authorize a closing of the transaction envisioned by the Exchange Agreement or deem such representations and warranties accurate or such closing conditions fulfilled, unless I have been informed by Richard H. Skjerven, Esq., of Skjerven, Morrill, MacPherson, Franklin & Friel LLP, acting as escrow holder for the various transactions identified above, that he is in a position to make distributions to Nona Morelli's II, Inc., such that it will receive from the proposed distribution of cash and all past cash distributions out of such escrow to Nona Morelli's II, Inc. a total of $250,000.

Please indicate your acceptance of the agreement of these terms and conditions by signing this letter in the blank below and returning it to me.

                                                              Very truly yours,



                                                      /S/   JOSEPH J. MONTEROSSO

The foregoing terms and conditions are accepted and agreed to.

NONA MORELLI'S II, INC.

By:  /S/  FRED G. LUKE
          Fred G. Luke, CEO

                                  EXHIBIT 10.34
                                  -------------




June 2, 1997


Richard H. Skjerven, Esq.
Skjerven, Morrill, MacPherson, Franklin & Friel LLP
25 Metro Drive, Suite 700
San Jose, CA  95110

Re: Escrow Instructions for Joseph Monterosso/National Pools Corporation/Nona Morelli's II, Inc./NuOasis Gaming, Inc. Transactions

Dear Mr. Skjerven:

     This letter shall serve as joint escrow instructions by the undersigned to you in connection with the Stock Purchase Agreement between Nona Morelli's II Inc. ("Nona") and Joseph J. Monterosso and/or his assignees, dated May 1, 1997 (the "Nona Agreement"), the Stock Purchase Agreement between NuOasis Gaming, Inc. ("NuOasis") and the Stockholders of National Pools Corporation (the "Selling NPC Stockholders"), dated December 19, 1996 (the "NPC Agreement"), and the Stock Purchase Agreement between Nona and NuOasis, dated May 1, 1997 (the "CMA Agreement")

1. APPOINTMENT AS ESCROW HOLDER. Pursuant to the Nona Agreement, a copy of which is attached hereto as Exhibit "A", the NPC Agreement, a copy of which is attached hereto as Exhibit "B", and the CMA Agreement, a copy of which is attached hereto as Exhibit "C", the parties are each required to deposit with a mutually acceptable third party, as Escrow Holder, funds and other documents and securities required to be delivered to the other parties to each such agreement pursuant to the terms and conditions of such agreement.

     In consideration for the covenants contained herein, the adequacy and sufficiency of which are expressly acknowledged, Nona, NuOasis, Mr. Monterosso (on behalf of himself and his assignees) and the Selling NPC Stockholders (all as evidenced by their signatures hereto) mutually agree with you to engage you as Escrow Holder to effect a Closing and to carry out the intent and purposes of the Nona Agreement, the NPC Agreement and the CMA Agreement.

     In this regard, subject to your acceptance of these instructions and agreement, Nona, NuOasis, Mr. Monterosso and/or his assignees and the Selling NPC Stockholders agree with you as follows:

2. HOLDING OF DOCUMENTS, ETC. You are hereby irrevocably authorized and instructed to receive, together with the instant instructions:

     A.   For the Nona Agreement:

          (i)  A  counterpart   original  of  Exhibit  "A"  hereto,   (the  Nona
               Agreement), executed by Mr. Monterosso and/or his assignees and by Nona;

          (ii) The sum of at least US$1,235,000 in certified or verified funds and, at the option of Mr. Monterosso and/or his assignees, up to an additional US$2,015,000; and

          (iii)The stock certificate, together with a properly executed assignment or stock power, representing Two Hundred Fifty Thousand (250,000) shares of Series B Preferred Stock of NuOasis (the "NuOasis Shares").

          (iv) Various other agreements entered into by the parties, including an Exchange Agreement or another document entered into by the parties that specifies that certain securities and obligations may be accepted in lieu of cash as payment for certain of the NuOasis shares, the securities and obligations to be so accepted, provided nothing in such instrument which would adversely affect your ability to make the distribution authorized by Paragraph E.

          (v) below, a letter agreement pertaining to certain intercompany debt, and two Indemnity Agreements, one in favor of Mr. Fred G. Luke and one in favor of NuOasis and release receipt letters by various consultants of NuOasis of fees to be paid by NuOasis to them (the "Ancillary Documents").

     B.   For the NPC Agreement:

          (i) Counterpart originals of Exhibit "B" hereto, (the NPC Agreement), executed by NuOasis and by the Selling NPC Stockholders;

          (ii) A series of Convertible Promissory Notes ("Notes") in favor of the individual NPC Selling Stockholders in the aggregate principal amount of One Million, Two Hundred Thousand Dollars ($1,200,000) representing the Purchase Price (as defined in the NPC Agreement) in such individual denominations as the NPC Shareholders have instructed;

          (iii)Stock  certificates  representing  up to One Million  (1,000,000)
               shares   of  Common   Stock  of   NuOasis   in  such   individual
               denominations as the NPC Shareholders have instructed; and

          (iv) The  stock   certificates,   together  with   properly   executed
               assignments or stock powers, representing all the issued and outstanding shares of common stock of NPC.

     C.   For the CMA Agreement:

          (i)  A   counterpart   original  of  Exhibit  "C"  hereto,   (the  CMA
               Agreement), executed by Nona and by NuOasis; and

          (ii) The stock certificate, together with a properly executed assignment or stock power, representing Seven Million Five Hundred Thousand shares (7,500,000) of common stock of Casino Management of America, Inc., a Utah corporation; and

          (iii)A release in favor of Nona  executed  by NuOasis  which is one of
               the  Ancillary  Documents,   specifically  the  letter  agreement
               pertaining to intercompany debt.

               You shall hold all such documents and instruments deposited in escrow as you deem best. All funds deposited in escrow shall be held in a trust account you establish with interest payable to those persons depositing the same.

3. DELIVERY OF DOCUMENTS. When you have received all of the foregoing (except that neither all or any part of the additional U.S.$2,015,000 referred to above shall be required for you to take action under paragraphs A, B, C or D below) and you have determined, in your reasonable discretion, or have otherwise been informed in writing by the parties that all conditions precedent to the close of the transaction envisioned by the Nona Agreement, the NPC agreement and the CMA Agreement have been satisfied, you are authorized to proceed with an initial Closing and you are hereby irrevocably authorized and instructed to perform the following actions:

     A.   For the Nona Agreement:

          (i) On behalf of Mr. Monterosso and/or his assignees, deliver the $1,235,000 or such other greater sum as may be specified by Mr. Monterosso and/or his assignees and deposited in escrow, to Nona, $1,140,000 of which shall be immediately and simultaneously distributed per the instruction set forth in C.(i) below; and

          (ii) On behalf of Nona, deliver certificates to Mr. Monterosso and/or his assignees evidencing the number of the NuOasis Shares that Mr. Monterosso and/or his assignees are entitled to receive under the Nona Agreement.

     B.   For the NPC Agreement:

          (i) On behalf of NuOasis, deliver to the NPC shareholders the series of Notes (aggregating $1,200,000, or such lesser amount, withholding the corresponding number of Notes attributable to those Selling NPC Stockholders who have not executed the NPC Agreement) and certificates evidencing shares of common stock of NuOasis (aggregating 1,000,000 or such lesser number, withholding the corresponding number of such shares attributable to those selling NPC Stockholders who have not executed the NPC Agreement). You shall hold any shares or one of the Notes attributable to any option held by Ronald McGee pursuant to a previously executed agreement applicable to such shares and Note.

          (ii) On  behalf  of  the   Selling  NPC   Stockholders,   deliver  the
               certificate(s) evidencing the NPC Shares to NuOasis.

          (iii)On behalf of Nona deliver the Indemnification Agreement in favor of NuOasis (one of the Ancillary Documents) to NuOasis.

     C.   For the CMA Agreement:

          (i) On behalf of Nona, deliver the $1,140,000 or such greater sum as is received from Mr. Monterosso and/or his assignees to NuOasis for immediate and simultaneous distribution per the instruction set forth in (iii) below; provided, however, you shall retain the difference obtained by subtracting the amount distributed pursuant to (iii) below from $250,000.

          (ii) On behalf of NuOasis, deliver the stock certificate evidencing the CMA Shares to Nona; and

          (iii)On behalf of Mr. Monterosso and/or his assignees and NuOasis, deliver at least $1,140,000 of the $1,235,000 or such greater sum as is received from Nona via Mr. Monterosso and/or his assignees to NPC as additional paid in capital from NuOasis to NPC and for distribution pursuant to D below.

          (iv) On behalf of NuOasis, deliver $95,000 or more (at the rate of $1.00 for each share of Series B Preferred Stock purchased by Mr. Monterosso or his assigns in addition to the first 95,000 shares purchased) to Nona.

          (v) On behalf of NuOasis, deliver the Indemnification Agreement in favor of Mr. Luke (one of the Ancillary Documents) to Mr. Luke.

     D.   Additional Disbursements at Closing Approved by NuOasis:

          Out of funds received by NPC at Closing and on behalf of NPC, or deposited in escrow from the sale of securities of NuOasis by NuOasis for such purpose or purposes, NuOasis approves and ratifies the payment of up to $180,000 as follows:

          (a)  approximately   $15,000  to  the  Internal   Revenue  Service  in
               satisfaction of a tax lien;

          (b)  up to $250,000 to persons:

               [1]  who after December 31, 1995 had made bridge loans to NPC; or

               [2]  who performed legal services on NPC's behalf; or

               [3]  who performed audit services on NPC's behalf; or

               [4]  have provided administrative services to NPC.

          Said parties are to provide written evidence, approved by NPC, of such bridge loans, legal services, audit services and administrative services prior to Closing.

          If you fail to receive any notice to close from the parties within 30 days of your receipt of all the funds, documents and securities set forth in Paragraph 2, or otherwise are unable to determine that all of the conditions precedent to the transactions envisioned by the Nona Agreement, the NPC Agreement or the CMA Agreement have been satisfied, you shall return to each respective depositing party the funds, securities or documents deposited by such party into escrow promptly upon the expiration of said 30 day period; provided, however, this 30 day period shall not expire until 120 days after the date on which NuOasis is first scheduled to hold a meeting of its shareholders pursuant to a proxy solicitation approved by the SEC.

     E.   Disbursements at Second Closing:

          If after the deliveries referred to above, Mr. Monterosso and Nona shall deliver to you notice of their agreement on a new option exercise price for the NuOasis Shares, or, in any case, for at least the 120 day period referred to above, you shall hold the certificates evidencing the NuOasis Shares remaining in escrow, the Release referred to in Paragraph 1.C.(iii) above and any funds deposited by Mr. Monterosso and/or his assignees not released in the initial closing. Upon either (i) the expiration of the 120 day period referred to above, (ii) the earlier receipt and notice from Mr. Monterosso and/or his assignees and Nona or (iii) the deposit of the sum of $2,015,000, you shall make the following disbursements:

          (i) On behalf of Mr. Monterosso and/or his assignees, deliver all or any part of the $2,015,000 in cash and/or securities and obligations previously deposited to Nona, $1,860,000 of which shall be immediately and simultaneously distributed as set forth in (iv) below;

          (ii) On behalf of Nona, deliver certificates to Mr. Monterosso and/or his assignees evidencing the number of the NuOasis Shares that Mr. Monterosso and/or his assignees are entitled to receive under the Nona Agreement.

          (iii)On behalf of Nona, deliver the $1,860,000 or such lesser sum of cash and/or securities and obligations received from Mr. Monterosso and/or his assignees to NuOasis for immediate and simultaneous distribution per the instructions set forth in (iv) below;

          (iv) On behalf of NuOasis, deliver the $1,860,000 of cash and/or securities and obligations (less any amount to be distributed pursuant to (v) below) received from Nona via Mr. Monterosso and/or his assignees to NPC as additional paid in capital from NuOasis to NPC and make the distributions envisioned by (v) below;

          (v) On behalf of Mr. Monterosso and/or his assignees and NuOasis, deliver cash in the amount of the difference obtained by subtracting from $250,000 the amount distributed pursuant to Paragraph C.(iv) above.

          (vi) On behalf of each signing party, deliver an original of the Ancillary Documents not previously released from escrow to the other party or parties thereto.

               Without limiting the generality of the foregoing, you shall release to Mr. Monterosso and/or his assignees any additional funds they deposit in escrow solely on their instructions if such instructions are given prior to the deposit of all items specified in Paragraph 2A above.

     F.   Early NPC Close:

          Anything contained elsewhere in these instructions to the contrary notwithstanding, upon written notice from Mr. Monterosso, you are authorized to treat the sale of the capital stock of NPC to NuOasis by the Selling NPC Stockholders as though it were closed in accordance with these instructions and proceed with the closing of the other transactions envisioned by these instructions in accordance with these instructions, all without investigation as to the actual closing of such sale.

4. RELATIONSHIP. The parties mutually agree and acknowledge that as far as your rights and liabilities are concerned, this transaction is an escrow and not any other legal relationship, and you are simply acting as an escrow agent under the terms expressed herein.

5. TIME OF ESSENCE. Time is of the essence of this Agreement and if, for any reason, this escrow cannot be closed as hereinabove provided or as mutually extended by the parties hereto, this escrow shall automatically terminate without further instruction from any party; provided, however, this 30 day period shall not expire until 120 days after the date on which NuOasis is first scheduled to hold a meeting of its shareholders pursuant to a proxy solicitation approved by the SEC.

6. INDEMNIFICATION AND DEFENSE. All of the parties to this escrow hereby jointly and severally promise to pay promptly on demand, as well as to indemnify you and to hold you harmless from and against all litigation and interpleader costs, damages, judgments, attorney's fees, expenses, obligations and liabilities of every kind which, in good faith, you may incur or suffer in connection without arising out of this escrow, whether said litigation, interpleader obligation, liabilities or expenses arise during the performance of this escrow or subsequent thereto, directly or indirectly. You are hereby given a lien upon all the right, title and interest of every party hereto in all escrow papers, securities and other property and monies deposited into this escrow, to protect your rights and to indemnify and reimburse you.

7. LIMIT OF RESPONSIBILITY. You are not to be held liable for the sufficiency or correctness as to form, manner of execution, or validity of any instruments deposited in this escrow, nor as to identity, authority or rights of any person executing the same, nor the genuineness of any signature, nor for failure to comply with any of the provisions of any agreement, contract or other instrument filed herein or referred to herein, and your duties hereunder shall be limited to the safekeeping of such monies, instruments, securities or other documents received by you as escrow agent, and for the disposition of same in accordance with the foregoing instructions and other instructions provided by all affected parties and accepted by you in this escrow.

8. FEES. Your fees for services rendered pursuant to this Agreement shall be borne by all parties jointly and severally. It is anticipated by the parties you will be paid out of the proceeds of this escrow. In addition, you shall have a lien upon all property deposited with hereunder to secure payment of your compensation and expenses.

9. RELEASE. It is mutually agreed that you shall not be liable for any action taken or omitted by you in good faith and believed by you to be within the discretion and power conferred upon you by this Agreement, nor for any action taken or omitted by you when acting upon any instrument believed by you to be genuine.

10. NOTICE. It is mutually agreed by all parties hereto that you shall not be deemed to have notice or knowledge of any fact hereunder unless written notice thereof is delivered to you.

11. EFFECT OF SIGNATURE. The signatures of any party on any document and/or instruction shall be construed as that party's approval of the form, contents, terms and conditions of such document, instrument and/or instruction.

12. DELIVERY OF DOCUMENTS. All disbursements of funds, documents and/or instruments of this escrow shall be delivered by commercial overnight delivery service to the respective parties as their addresses as they appear below.

13. COUNTERPARTS. These instructions may be executed in counterparts, each of which so executed shall irrespective of the date of its execution and delivery be deemed an original, and said counterparts together shall constitute one and the same instrument.

14. DISPUTES. It is mutually agreed that if any dispute arises among or between the parties, or between either party and you before Closing, as to any action to be taken by you or as to your rights and duties hereunder, you may upon written request terminate this Escrow and immediately return all documents, funds or certificates deposited herewith to the respective depositing party. In such event, you shall thereupon be discharged from all obligation to account to any party.

15. GOVERNING LAW. These instructions shall be governed by and construed in accordance with the laws of the United States, State of California. In the event that an action shall be brought to determine or enforce the respective rights and liabilities of the parties, venue shall be deemed to be in Santa Clara County, California.

16. ASSIGNMENT. This Agreement and these escrow instructions shall be binding on and inure to the benefit of the heirs, executors, administrators, successors and assigns of the parties hereto.

17. AMENDMENT. It is mutually agreed that you are to disregard any future or further instructions from either party severally hereto. Once these instructions have been received by you, the respective instructions of the parties may only be amended, supplemented or modified by means of a written amendment that has been signed in writing by all parties hereto. Any purported oral amendment, supplement or modification of these instructions shall be ineffective and invalid.


"NuOasis"
NuOASIS GAMING INC.                          "Escrowholder"
a Delaware corporation


By:  /S/   FRED G. LUKE
Name:      FRED G. LUKE                      /S/  RICHARD J. SKJERVEN
Title:     CHAIRMAN                               Richard J. Skjerven


"Nona"
NONA MORELLI'S II INC.
a Colorado corporation


By:  /S/  FRED G. LUKE
Name:     FRED G. LUKE
Title:    CEO



     /S/  JOSEPH J. MONTEROSSO
          Joseph J. Monterosso


Series B Preferred Stock Purchasers
Listed on Schedule I


By   /S/  JOSEPH J. MONTEROSSO
          Joseph J. Monterosso,
          their Attorney-in-Fact

                                  EXHIBIT 10.35
                                  -------------
                                   ASSIGNMENT
                                   ----------


     KNOW ALL THESE MEN BY THESE PRESENTS:

     THIS ASSIGNMENT is made and entered into by and between NuOasis Gaming, Inc., a Delaware corporation ("Assignor"), and Nona Morelli's II, Inc., a Colorado corporation ("Assignee").

     WITNESSETH: That for and in Consideration of Ten Dollars ($10) and other good and valuable consideration, the receipt of which is hereby acknowledged, Assignor hereby bargains, sells, grants and conveys unto Assignee, all of Assignor's right, title and interest in the Seven Million five Hundred Thousand (7,500,000) shares of common stock of Casino Management of America Inc., a Utah corporation (the "CMA shares"), to have and to hold forever. Assignor warrants that it has the power and authority, and does hereby sell and transfer the CMA Shares to Assignee.

     IN WITNESS WHEREOF, I have caused this instrument to be executed effective the 5th day of May 1997.


                                             "Assignor"
                                             NuOasis Gaming, Inc.,
                                             a Delaware corporation



                                             By:  /S/  JOSEPH MONTEROSSO
                                             Name:     Joseph Monterosso
                                             Title:    President

                                  EXHIBIT 10.36
                                  -------------
                            INDEMNIFICATION AGREEMENT
                            -------------------------

     THIS INDEMNITY AGREEMENT ("Agreement") is made as of the 30th day of May 1997 between NuOasis Gaming Inc., a Delaware corporation, with its principal office located in Irvine, California (referred to herein as "Indemnitee") and Nona Morelli's II, Inc., a Delaware corporation with an office in Irvine, California (referred to herein as "Indemnitor").

     IN CONSIDERATION of the sum of Ten Dollars ($10), and other good and valuable consideration, the receipt and sufficiency of which is acknowledged, it is hereby agreed:

1. INDEMNIFICATION FOR CLAIMS. Indemnitor shall indemnify and hold Indemnitee harmless from any and all liability, cost, loss or damage Indemnitee may suffer or incur as a result of any claim, demand or judgment against Indemnitee arising out of a claim by a third party that constitutes a breach of any representation or warranty by NuOasis Gaming, Inc. under that certain Stock Purchase Agreement by and between NuOasis Gaming, Inc. and the shareholders of National Pools Corporation or that is due to the assertion of a claim by any third party or the attempt to collect debt by any third party purportedly due from NuOasis Gaming, Inc. and not specifically set forth in Exhibit G to such Stock Purchase Agreement or otherwise or that is due to the acquisition or disposition or management of Casino Management of America, Inc. by NuOasis Gaming, Inc. prior to May 30, 1997; provided, however, Indemnitor shall have no liability under this indemnity to the extent such loss, cost, or damage is the direct result of the actions or omissions of management of Indemnitee on and after May 5, 1997.

2. DEFENSE OF CLAIMS. Indemnitor also agrees to defend or reimburse Indemnitee for its reasonable costs in defending any claims brought or actions filed against Indemnitee with respect to the subject of the indemnity contained herein, including those which may not result in a payment of indemnity due to Indemnitor's action or inaction after Indemnitor ceased to control Indemnitee's affairs, whether such claims or actions are rightfully or wrongfully brought or filed, provided, in any case, Indemnitor controls the defense of such claim or suit and Indemnitee complies with Paragraph 4 below. Control of defense shall mean the right to select defense counsel, which shall be reasonably acceptable to Indemnitee, and, after consultations with Indemnitee, to determine the defense strategy, to authorize any settlement offer made to plaintiff(s) and to accept or to reject any settlement offer made by plaintiff(s).

3. TERM OF INDEMNITY. The indemnity under this Agreement shall commence on the date hereof, and shall continue in full force and effect until June 30, 2002, and beyond that date for any claim or action brought before that date.

4. NOTICE OF CLAIMS BY INDEMNITEE. Indemnitee agrees to notify Indemnitor in writing within ten (10) days by registered mail, return receipt requested, at Indemnitor's address, of any claim made against Indemnitee in respect to obligations for which Indemnitee is hereby indemnified by Indemnitor against or for which Indemnitor is obligated to provide a defense.

5.   MISCELLANEOUS.

     A. FURTHER ASSURANCES. At any time and from time to time, after the effective date, each party will execute such additional instruments and take such action as may be reasonably requested by the other party to confirm or otherwise to carry out the intent and purposes of this Agreement.

     B. WAIVER. Any failure on the part of any party hereto to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed.

     C. NOTICES. All notices and other communications hereunder shall be in writing and shall be deemed to have been given if delivered in person or sent by prepaid first class registered or certified mail, return receipt requested to the parties hereto, or their designees, as follows, or at such other address as either party may subsequently provide to the other pursuant to this paragraph:

                       To Indemnitee: NuOasis Gaming, Inc.
                                 550 15th Street
                             San Francisco, CA 94103
                            Telephone: (415) 575-0222
                             Telefax: (415) 861-4177

                     To Indemnitor: Nona Morelli's II, Inc.
                             2 Park Plaza, Suite 470
                                Irvine, CA 92714
                            Telephone: (714) 833-5381
                             Telefax: (714) 833-7854

     D. HEADINGS. The section and subsection headings in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

     E. GOVERNING LAW. This Agreement was negotiated and is being contracted for in the State of California, and shall be governed by the laws of the State of California, notwithstanding any conflict-of-law provision to the contrary.

     F. BINDING EFFECT. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

     G. ENTIRE AGREEMENT. This Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter hereof. No oral understandings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

     H. SEVERABILITY. If any party of this Agreement is deemed to be unenforceable, the balance of this Agreement shall remain in full force and effect.

     I. COUNTERPARTS. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument and may be delivered in original or by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and in such case the facsimile execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to deliver an original of this Agreement as well as any facsimile, telecopy or other reproduction hereof subsequent to the effective date.

     IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.

          "Indemnitor"
          NONA MORELLI'S II, INC.

          /S/       FRED G. LUKE
                    Fred G. Luke


          "Indemnitee"
          NuOASIS GAMING, INC.


          By:  /S/  JOSEPH MONTEROSSO
          Name:     Joseph Monterosso
          Title:    President

                                  EXHIBIT 10.37
                                  -------------
                            INDEMNIFICATION AGREEMENT
                            -------------------------


     THIS INDEMNITY AGREEMENT ("Agreement") is made as of the 30th day of May 1997 between NuOasis Gaming Inc., a Delaware corporation, with its principal office located in Irvine, California (referred to herein as "Indemnitor") and Fred Gordon Luke, an individual residing in Irvine, California and former President of the Board of NuOasis Gaming, Inc. (referred to herein as "Indemnitee").

     IN CONSIDERATION of the sum of Ten Dollars ($10), and other good and valuable consideration, including Indemnitee's termination of that certain Employment Agreement dated August ___, 1995, such termination to be effective upon the closing of the sale of all 250,000 shares of Series B Preferred Stock issued by NuOasis Gaming, Inc. to Joseph Monterosso and/or his assignees by Nona Morelli's II, Inc., (the "Resignation Date"), the receipt and sufficiency of which is acknowledged, it is hereby agreed:

1. INDEMNIFICATION FOR PAST SERVICES. Indemnitor shall indemnify Indemnitee from any and all liability, cost, loss or damage Indemnitee may suffer or incur as a result of claims, demands or judgments against Indemnitee arising from Indemnitee's past services in any capacity to Indemnitor brought by any third party, except to the extent the same are due to any intentionally wrongful or bad faith act of Indemnitee, but not excluding liability, loss or damage to Indemnitee attributable to the action or inaction by Indemnitee's successors in the management of Indemnitor for which Indemnitor shall be responsible.

2. DEFENSE OF CLAIMS. Indemnitor also agrees to defend or reimburse Indemnitee for his reasonable costs in defending any claims brought or actions filed against Indemnitee with respect to the subject of the indemnity contained herein, including those which may not result in a payment of indemnity due to Indemnitor's bad faith or intentionally wrongful act or omissions, whether such claims or actions are rightfully or wrongfully brought or filed, provided, in any case, Indemnitor controls the defense of such claim or suit and Indemnitee complies with Paragraph 4 below.

3. TERM OF INDEMNITY. The indemnity under this Agreement shall commence on the date hereof, and shall continue in full force and effect until June 30, 2002 and beyond that date for any claim or action brought before that date.

4. NOTICE OF CLAIMS BY INDEMNITEE. Indemnitee agrees to notify Indemnitor in writing within ten (10) business days by registered mail, return receipt requested, at Indemnitor's address, of any claim made against Indemnitee in respect to obligations for which Indemnitee is hereby indemnified by Indemnitor against or for which Indemnitor is obligated to provide a defense.

5. RELEASE OF CLAIMS BY INDEMNITOR. Indemnitor hereby releases Indemnitee from any and all claims or causes of action, of any sort whatsoever, excepting only claims based on bad faith, intentional misappropriation of funds for personal use, which Indemnitor may now or may hereafter have against Indemnitee from arising out of any action or omission of Indemnitee in his capacity as a direction or officer of Indemnitor from the beginning of time through the Resignation Date.

6. RELEASE OF CLAIMS BY INDEMNITEE. Indemnitee hereby releases Indemnitor from any and all claims and causes of action of any sort whatsoever, excepting only compensation due under any agreement entered into by the parties or agreed to be assumed by Indemnitor or Joseph Monterosso as part of the purchase by Joseph Monterosso and assigns of Series B Preferred Stock of Indemnitor.

7. UNKNOWN CLAIMS. This release extends to claims which the parties may not know or suspect to exist at the time of executing this Agreement and the parties hereby waive the benefit of Section 1542 of the California Civil Code (and all other statutes and court decisions of similar import) which is set forth below:

     "A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor."

8. ASSISTANCE WITH CLAIMS. In addition to the indemnification and release obligations of Indemnitor hereunder, Indemnitor will provide Indemnitee with access to any information and documents in its possession or control which would assist Indemnitee in the defense of any claim whatsoever, provided such information or document is not subject to a contractual or legal restriction or disclosure.

9.   MISCELLANEOUS.

     A. FURTHER ASSURANCES. At any time and from time to time, after the effective date, each party will execute such additional instruments and take such action as may be reasonably requested by the other party to confirm or otherwise to carry out the intent and purposes of this Agreement.

     B. WAIVER. Any failure on the part of any party hereto to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed.

     C. NOTICES. All notices and other communications hereunder shall be in writing and shall be deemed to have been given if delivered in person or sent by prepaid first class registered or certified mail, return receipt requested tot he parties hereto, or their designees, as follows:

          To Indemnitor:       Joseph Monterosso
                              NuOasis Gaming, Inc.
                                 550 15th Street
                             San Francisco, CA 94103
                            Telephone: (415) 575-0222
                             Telefax: (415) 861-4177

          To Indemnitee:         Fred G. Luke
                             2 Park Plaza, Suite 470
                                Irvine, CA 92714
                            Telephone: (714) 833-5381
                             Telefax: (714) 833-7854

     D. HEADINGS. The section and subsection headings in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

     E. GOVERNING LAW. This Agreement was negotiated and is being contracted for in the State of California, and shall be governed by the laws of the State of California, notwithstanding any conflict-of-law provision to the contrary.

     F. BINDING EFFECT. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

     G. ENTIRE AGREEMENT. This Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter hereof. No oral understandings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

     H. SEVERABILITY. If any party of this Agreement is deemed to be unenforceable, the balance of this Agreement shall remain in full force and effect.

     I. COUNTERPARTS. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument and may be delivered in original or by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and in such case the facsimile execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to deliver an original of this Agreement as well as any facsimile, telecopy or other reproduction hereof subsequent to the effective date.

     IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.

"Indemnitee"



     /S/  FRED GORDON LUKE
          Fred Gordon Luke


"Indemnitor"
NuOASIS GAMING, INC.


By:  /S/  JOSEPH MONTEROSSO

Name:     Joseph Monterosso
Title:    President

                                  EXHIBIT 10.38
                                  -------------
                         EXECUTIVE EMPLOYMENT AGREEMENT
                         ------------------------------


     This Executive Employment Agreement is made and entered into by and between National Pools Corporation (hereinafter NPC), a California corporation, a subsidiary of NuOasis Gaming, Inc., a Delaware corporation (hereinafter "NUOG"), and Dennis D. Houston (hereinafter the "Executive") who NPC has engaged as its Chief Operating Officer.

     WHEREAS, the parties desire that the Executive will be available to perform services for NPC on a full-time basis beginning July 1, 1997, and

     WHEREAS, the Executive will work closely with and under the direct supervision of the Chief Executive Officer of NPC to ensure the successful implementation of NPC business plan and the attainment of NPC goals as set forth by the NPC Board of Directors.

     NOW, THEREFORE, for and in consideration of the premises and promises contained herein, and other good and valuable consideration, the adequacy of which is hereby acknowledged, the parties hereto hereby agree as follows, to wit:

I.   TERM OF AGREEMENT

This agreement shall have a term of three years beginning on July 1, 1997, and ending on July 1, 2000. Upon the expiration of its initial term, this Agreement may be extended for such period under the same terms and conditions as set forth herein as the parties shall specify by mutual consent. If the Agreement is not terminated on July 1, 2000, but no extension is agreed to in writing by the parties, the terms and conditions of this Agreement shall continue to govern the parties' employment relationship, except that either party may terminate the agreement without penalty or additional payment on 60 days' prior written notice and NPC shall have the right to alter executive's terms and conditions of employment on 60 days' written notice.

II.  RESPONSIBILITIES

The Executive's duties and responsibilities will be the overall supervision and management of the operations of NPC and as requested by the Chef Executive Officer and the Board of Directors.

III. COMPENSATION

During the term of this Agreement, Executive's compensation from NPC will be as follows:

A. During the first six months of this Agreement, the Executive will receive a salary at the rate of $100,000 per year.

B. During the remainder of the term of this Agreement, the Executive will receive a salary of $200,000 per year.

C. NPC will make its best efforts to implement employee incentive stock option plan within the first twelve months of the Executive's employment. If and when the plan is adopted, the Executive will receive an option for 250,000 shares of NUOG Common Stock registered under SEC Form S-8. If the incentive option plan is not adopted by the NUOG shareholders, the Executive will receive 250,000 shares of NUOG Common stock registered under SEC Form S-8 before the end of the first twelve months of the Executives employment under this Agreement.

D. Participation in any NPC Medical, Dental, Disability and Life Insurance programs.

E. All normal federal holidays and four (4) weeks paid vacation for each year of this Agreement with one week of vacation being earned after each three
     (3) months of this Agreement. Vacation scheduling must be cleared in advance with the CEO or the Board of NPC.

F.   One day of sick leave per month.

G.   Reimbursement   for  all  pre-approved   expenses  incurred  while  in  the
     performance  of  any  NPC  related  responsibilities,   as  per  the  NPC's
     operations manual or reimbursement policies.

H.   Car allowance in the amount of $500 per month.

I.   Participation in the NPC Management Bonus Program (Attachment A).

J. Participation in the NPC Management Stock Option Program. Specifically, it is anticipated that NUOG will amend or adopt an incentive stock option plan or other stock option plan in which Executive and other management employees of NPC will be eligible to participate. It is now anticipated that Executive will be granted an option or options to purchase up to 5,250,000 share of Common Stock of NUOG under such stock option plan during the first three (3) years of Executive's employment by NPC.

     The Executive's salary and expense reimbursement will be paid in accordance with NPC's standard established payroll policies. NPC shall be responsible for withholding and paying all appropriate federal, state and local taxes. The Executive's participation in any benefit plan or program listed above, including plans and programs to provide securities of NPC or NUOG to Executive, shall be subject to Executive's continued employment by NPC, the attainment of such company, group and individual goals as may be established by such plan or program or any person or entity administering such plan or program, compliance with all legal and procedural requirements of such plan or program and NPC's (and NUOG's) legal ability to adopt and maintain such plan or program. Executive acknowledges that neither the fulfillment of any of these conditions nor the actual benefits to be derived from any such plan or program can be guaranteed.

IV.  NOTICES

     All notices, demands, or requests which may be given by either party to the other party shall be in writing and shall be deemed to have been duly given on the date delivered by personal delivery or deposited in the US Mail, and addressed as follows:

         If to NPC:                                  If to Employee:
         Attn: Board of Directors                    Dennis Houston
         National Pools Corporation                  315 20th Street
         550 15th Street, 3rd Floor                  Huntington Beach CA 92648
         San Francisco CA 94401

     The address to which such notices, demands, requests, elections or other communications may be given by either party may be changed by written notice given by such party to the other party pursuant to this section.

V.   TERMINATION

     A. The Executive may resign without breach of this Agreement for any reason by giving NPC no less than 60 days' prior written notice. The Executive shall serve any portion of the 60 day notice period at the discretion of NPC's CEO. NPC shall have no severance obligation to the Executive for any termination by the Executive.

     B. NPC may terminate this Agreement for cause, as defined below, without any notice in addition to any notice required below for any of the following actions by the Executive.

          1. Any breach of this Agreement by Executive which is not cured within five business days after receiving notice of such breach.

          2. Inducing any NPC customer to discontinue using NPC services or products, diverting customers or vendors away from NPC, soliciting customers, vendors or employees for competitors of NPC or aiding others to take such actions.

          3.   Executive's gross misconduct or criminal behavior.

          4. Executive's substantial misconduct, including insubordination or any other deliberate act or omission, that is significantly detrimental to NPC or which materially damages NPC's relationship with its customers, suppliers or employees.

     C. If this Agreement is terminated for cause, as set forth above, the Executive shall not be entitled to any compensation after the date of such termination.

     D. NPC shall have the right to terminate this Agreement and the Executive's employment at any time for convenience. Upon any such termination, the Executive shall be paid 60 days of the Executive's then current salary and shall be entitled to exercise any stock options otherwise exercisable. Executive shall serve any portion of the 60 day notice period after the notice of termination at the discretion of NPC's CEO.

VI.  NON-DISCLOSURE/NON-COMPETE

     The Executive shall enter into NPC's standard Employment, Confidential Information and Invention Assignment Agreement and it is specifically understood that:

     A. The Executive will be receiving certain proprietary information relating to NPC and to its clients, products and services. The Executive agrees to hold all such information written or verbal, strictly confidential during and after the term of this Agreement.

     B. It is also agreed that if this Agreement is terminated by the Executive, the Executive will in no manner involve himself/herself in or with another entity which may in any way be involved in providing the same type of services and/or products as NPC for at least three
          (3) years form the date of termination.

     C. It is understood that a violation of either paragraph 1 or 2 above would constitute substantial damage to NPC.

VII. INDEMNIFICATION

     NPC and the Executive agree to indemnify, defend and hold each other harmless from and against all demands, claims, actions, losses, damages, liabilities, costs and expenses, including, without limitation, interest, penalties and attorneys' fees and expenses asserted against or imposed or incurred by either party by reason of or resulting from and to the extent of any breach of any representation, warranty, covenant, condition or agreement of the other party to this Agreement.

     NPC further agrees to indemnify, defend and hold the Executive harmless from and against all demands, claims, actions, losses, damages, liabilities, costs and expenses, including, without limitation, interest, penalties and attorneys' fees and expenses asserted or imposed or incurred by the Executive arising from the Executive's fulfillment of his or her duties as an officer and director to the maximum extent permitted by the California Corporations Code except to the extent such demand, etc. is due to the Executive's grossly negligent or intentionally wrongful acts or omissions.

VIII. ENTIRE AGREEMENT

     This written Agreement represents the entire contract between NPC and the Executive. There are no other agreements, oral or written, nor are they any conditions precedent thereto which have not been fully complied with at the time of execution of this contract, nor are there any other documents of any nature or kind which are part of this contract.

IX.  GENERAL

     A. This Agreement may be reviewed and changed periodically by mutual consent and signature of both parties.

     B. This Agreement may be executed in two or more counterparts, each of which shall be deemed as an original, but all of which together shall constitute one and the same instrument.

     C. This Agreement supersedes any prior agreement(s) between the parties related to the subject matter hereof. It is agreed that a waiver by either party of a breach of any provision to this Agreement shall not operate or be construed as a waiver of any subsequent breach by the same party. Executive shall serve any portion of the 90 day period at the CEO's discretion.

     D. In case one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceable shall not affect any other provision(s) of this Agreement, but such provision shall be deemed deleted and such deletion shall not affect the validity of other provisions of the Agreement.

X.       ARBITRATION AND GOVERNING LAW

     A. This agreement is to be governed by the laws of the State of California.

     B. Any controversy or claim arising out of or relating to this Agreement or the Breach thereof shall be settled by binding arbitration in accordance with the rules and under the auspices of the American Arbitration Association and judgment upon the award rendered may be entered in any court having jurisdiction thereof with each party bearing their own costs.

This Executive Employment Agreement is effective when signed by both parties.

National Pools Corporation                   Dennis D. Houston

     /S/  JOSEPH MONTEROSSO                  /S/  DENNIS D. HOUSTON

Date:     JULY 10, 1997                      Date:     JULY 10, 1997

                           NATIONAL POOLS CORPORATION
                            MANAGEMENT BONUS PROGRAM

                                 (ATTACHMENT "A)


     A Performance Bonus shall be earned by the participating members of Management of National Pools Corporation (the "Corporation") when certain quantifiable goals are achieved by the Corporation.

     The Performance Bonus shall be divided into shares, with each participating member of Management of the Corporation receiving the following number of shares:

          CEO                            total number of shares assigned below
          President                      four shares
          COO                            four shares
          CFO                            four shares
          Executive Vice Presidents      four shares
          Vice Presidents                three shares
          Directors                      two shares
          Regional Directors             two shares
          Comptroller                    one share
          State Directors/Managers       one share

     When the following goals are reached by the Corporation, on a cumulative basis from 1997 funding of the Corporation by its parent, the corresponding Performance Bonus, consisting of share of or options for shares of Common Stock of NuOasis Gaming, Inc. (NUOG) Common Stock will be delivered to participating members of Management of the Corporation.

         GOAL                                          PERFORMANCE BONUS
         ----                                          -----------------
At Break-even Point                                    750,000 shares/options
$1.0 million in Cumulative Net Income before taxes 1,000,000 shares/options $5.0 million in Cumulative Net Income before taxes 1,500,000 shares/options $10 million in Cumulative Net Income before taxes 1,750,000 shares/options $20 million in Cumulative Net Income before taxes 2,000,000 shares/options $30 million in Cumulative Net Income before taxes 2,250,000 shares/options $40 million in Cumulative Net Income before taxes 2,250,000 shares/options

     After the Corporation has attained the $40 million in Net Income before taxes level, all subsequent bonuses will be based on and come from a bonus pool of shares or options for shares of NUOG Common Stock equal to 5% of the corporation's Net Income before taxes at the market price of such shares.

     The Performance Bonuses shall be paid to the participating members of Management of the Corporation within thirty (30) days after a determination that the Corporation has achieved the specified goal. The corporation's Yearly Audited Financial Statement shall determine when and if the targeted Net Income before taxes goals have been reached. The number of shares comprising any particular Performance Bonus shall be adjusted for stock splits, reverse stock splits and similar transactions. This program will terminate ten years after product (HIT LOTTO(TM)) launch.

                                  EXHIBIT 10.39
                                  -------------
                   EMPLOYMENT AGREEMENT WITH JOSEPH MONTEROSSO


     This Agreement is executed effective as of the lst day of April, 1994, by and between National Pools Corporation, a California corporation (the "Company") and Joseph James Monterosso (the "Executive").


1.   POSITION AND DUTIES.

     (a) The Company hereby hires the Executive and the Executive hereby accepts employment as Chairman/Chief Executive Officer of the Company. The Executive will, to the best of the Executive's ability during this employment, devote Executive's full time and best efforts to the performance of the duties and functions of this position, and in the performance of those duties, will comply with the policies of the Company and the directions of the Board of Directors of the Company.

     (b) The executive's responsibilities and duties will be, but not limited to, establish, build and manage the Company with all powers granted to and responsibilities imposed upon chairmen of the board and chief executive officers by the Bylaws of the Company or the California Corporations Code, as modified by the Board of the Directors of the Company, and to consult with the Board of Directors of the Company on all major issues facing the Company.


2.   COMPENSATION.

     (a) The Company agrees to pay the Executive and the Executive agrees to accept as compensation for all of the Executive's services to the Company, a monthly base salary of $12,300 gross ($150,000 annually), payable in accordance with the Company's standard payroll policies. The Company agrees to increase the pay to the Executive to $20,833.34 gross per month ($250,000 annually) commencing at the start of the Company's business, that is, when the first call is received and charged on the Company's 800-HIT-LOTTO phone system after the effective date of this Agreement. The first and last payment of salary by the Company to the Executive shall be prorated, if necessary, to reflect a commencement or termination date other than the first or last working day of a pay period.

     (b) The Company agrees to provide the Executive an allowance in the amount of $450 per month for automobile expenses incurred by the executive for employment related activities. The Company shall provide the Executive with a. parking facility arrangement or provide an amount to be agreed for said parking.

     (c) The Company will pay the Executive a bonus equal to two percent (2%) of the net profits of the Company, as determined by the profit and loss statement of the Company prepared or reviewed by the Company's outside accountants using generally accepted accounting principles, consistently applied; provided, however, that no such bonus shall be due in any year when the Company's net profits do not equal or EXCEED one million dollars ($1,000,000); and
          provided further, that the Executive shall be paid an additional bonus of $25,000 the first year the Company earns net profits or income of one million dollars ($1,000,000) or more, shall be paid an additional bonus of $25,000 the first year the Company earns net income or profits of two million dollars ($2,000,000) or more, shall be paid an additional bonus of $20,000 the first year the Company earns net profits or income of three million dollars ($3,000,000) or more and shall be paid an additional bonus of $20,000 the first year the Company earns net profits or income of four million dollars ($4,000,000) or more. Any such bonus shall be paid within 45 days after the Company's accountant's determination or verification of the net income or PROFITS of the Company for its preceding fiscal year.

     (d) The Company will reimburse the reasonable mid necessary travel expenses of the Executive, subject to compliance with the Company's travel and expense approval procedures.

     (e)  The  Company  will  provide  medical,  dental,   disability  and  life
          insurance to the Executive equivalent to that provided by other members of the Company's senior management staff.


3. SALE OF STOCK. The Company will grant the Executive the fight to purchase up to 500,000 shares of the Company's Common Stock, without par value, at a price of $0.0464597 per share. The Executive may pay for these shares either in cash or under a Promissory Note due December 31, 1995 bearing interest at the rate of six and one-half percent (6.5%) per year. The Note may be prepaid at any time and any shares purchased by the Executive, either for cash or upon prepayment of the Note, prior to the termination of his employment with the Company shall be retained by him free and clear of any claim by the Company. The Note will be canceled upon termination of the Executive's employment with the Company and any shares not previously paid for will be canceled, but the Executive will have 30 days after such termination to purchase 25,000 shares for each month since April 1, 1994, the Executive has been employed by the Company. If the Executive's employment is terminated because of his death or disability, the Executive or his personal representative, if any, shall have 90 days after such termination to purchase all 500,000 shares for the cash price specified above.


4. PROPRIETARY INFORMATION AGREEMENT. The Executive shall enter into the Company's standard Employment, Confidential Information and Invention Assignment Agreement.

5. INDEMNIFICATION AGREEMENT. The Executive shall enter into the Company's standard Indemnification Agreement.


6.   TERMS AND TERMINATION.

     (a) The term of this Agreement shall commence on April 1, 1994, and shall terminate on April 1, 1999.

     (b) This Agreement may be terminated by the Company at any time for justifiable cause (as defined below) without any severance obligation on the part of the Company. For the purpose of this Agreement, the term justifiable cause is defined as (i)Executive's gross misconduct. OR criminal behavior, (ii) Executive's material failure, in the reasonable opinion of the Company, to perform the Executive's duties and responsibilities faithfully and diligently, (iii) Executive's material failure, in the reasonable opinion of the Company, to adhere to clear and lawful directions of the Company's board of directors,
          (iv)   Executive's    substantial    misconduct   or   dishonesty   or
          insubordination or other deliberate act or omission that is detrimental in a significant way to the goodwill of the Company or materially damaging to the Company's relationships with its customers, suppliers or employees.

     (c) The Company has the right to terminate the Executive's employment at any time other than pursuant to Section 6(b) during the five year period ending April, 1999. Upon any such termination, Executive shall be paid one year of Executive's then current salary and will be entitled to exercise any options otherwise exercisable.

     (d) This Agreement may be terminated by the Executive at any time upon 90 days written notice.


7.   MISCELLANEOUS.

     (a) This Agreement shall be binding upon the legal representatives, distributes, successors and assigns of the parties hereto.

     (b) This Agreement contains the entire agreement of the parties, and may not be changed orally, but only be a writing signed by the party against whom enforcement or such change is sought.

     (c) This Agreement supersedes any prior agreements between the parties related to the subject matter hereof It is agreed that a waiver by either party of a breach of any provision to this Agreement shall not operate or be construed as a waiver of any subsequent breach by the same party.

     (d) In case one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provisions of this Agreement, but such provisions shall be deemed deleted and such deletion shall not affect the validity of other provisions of this Agreement.

     (e) This Agreement shall be governed by and construed according to the laws of the State of California. The federal and state courts of the State of California shall have exclusive jurisdiction to adjudicate any dispute rising out of this Agreement.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first above written.

NATIONAL POOLS CORPORATION,                       EXECUTIVE
A CALIFORNIA CORPORATION

By:  /S/  RON MCGEE                               /S/  JOSEPH J. MONTEROSSO
OFFICER OF THE CORPORATION                             JOSEPH J. MONTEROSSO

Date:     DECEMBER 6, 1994

                                  EXHIBIT 10.40
                                  -------------
                      EMPLOYMENT AGREEMENT WITH STEVEN DONG



This Executive Employment Agreement is made and entered into by and between National Pools Corporation. (hereinafter NPC), a California corporation, a subsidiary of Group V Corporation, formerly NuOasis Gaming, Inc., a Delaware corporation (hereinafter "Group V"), and Steven Dong (hereinafter the "Executive") who NPC has engaged as its Chief Financial Officer and Treasurer.

WHEREAS, the parties desire that the Executive will be available to perform services for NPC on a full-time basis beginning July 1, 1997, and

WHEREAS, the Executive will work closely with and under the direct supervision of the Chief Executive Officer of NPC to ensure the successful implementation of NPC business plan and the attainment of NPC goals as set forth by the NPC Board of Directors.

NOW, THEREFORE, for and in consideration of the premises and promises contained herein, and other good and valuable consideration, the adequacy of which is hereby acknowledged, the parties hereto hereby agree as follows, to wit:

I.   Term of Agreement

This Agreement shall have a term of two years beginning on July 1, 1997, and ending on June 30, 1999. Upon the expiration of its initial term, this Agreement may be extended for such period under the same terms and conditions as set forth herein as the parties shall specify by mutual consent. If the Agreement is not terminated on June 30, 1999, but no extension is agreed to in writing by the parties, the terms and conditions of this Agreement shall continue to govern the parties' employment relationship, except that either party may terminate the agreement without penalty or additional payment on 60 days' prior written notice and NPC shall have the right to alter executive's terms and conditions of employment on 60 days' prior written notice.

II.  Responsibilities

     A. The Executive's duties and responsibilities will be as directed and requested by the Chief Executive Officer and will include, but will not be limited to the supervision and management of NPC's financial and financial reporting operations.

III. Compensation

     A. During the term of this Agreement Executive's compensation from NPC will be as follows:

          1. During the term of this Agreement, the Executive will receive a salary of $105,000 per year for the first year and $120,000 per year for the second year.

          2. Participation in any NPC Medical, Dental, Disability and Life insurance programs.

          3. All normal federal holidays and four (4) weeks paid vacation for each year of this Agreement with one week of vacation being earned after each three (3) months of this Agreement. Vacation scheduling must be cleared in advance with the CEO or the Board of NPC.

          4.   One day of sick leave per month.

          5. Reimbursement for all pre-approved expenses incurred while in the performance of NPC related responsibilities, as per the NPC's operations manual or reimbursement policies.

          6.   Car allowance in the amount of $300 per month.

          7.   Participation  in the NPC Management  Bonus Program.  (Attachment
               A).

          8. Participation in the NPC Management Stock Option Program. Specifically, it is anticipated that Group V will amend or adopt an incentive stock option plan or other stock option plan in which Executive and other management employees of NPC will be eligible to participate. It is now anticipated that Executive will be granted an option or options to purchase up to 800,000 shares of Common Stock of Group V under such stock option during the first two (2) years of Executive's employment by NPC at an exercise price of $0.50 per share, such option to vest evenly over such period. NPC agrees to amend or adopt such an incentive stock option plan as soon as practicable, but no later than six months after the first day of the Initial Term of this Agreement.

          9. Reimbursement for all Continuing Professional Education ("CPE") expenses and professional membership fees reasonably incurred for the purpose of keeping the Executive's Certified Public Accountant license current and in good standing with the California State Board of Accountancy, California Society of Certified Public Accountants and American Institute of Certified Public Accountants.

          10.  Computer allowance in the amount of $150 per month.

          The Executive's salary and expense reimbursement will be paid in accordance with NPC's standard established payroll policies. NPC shall be responsible for withholding and paying all appropriate federal, state and local taxes. The Executive's participation in any benefit plan or program listed above, including plans and programs to provide securities of NPC or Group V to Executive, shall be subject to Executive's continued employment by NPC, the attainment of such company, group and individual goals as may be established by such plan or program or any person or entity administering such plan or program, compliance with all legal and procedural requirements of such plan or program and NPC's (and Group V's) legal ability to adopt and maintain such a plan or program. Executive acknowledges that neither the fulfillment of any of these conditions nor the actual benefits to be derived from any such plan or program can be guaranteed.

IV.  Notices

     All notices, demands, or requests which may be given by either party to the other party shall be in writing and shall be deemed to have been duly given on the date delivered by personal delivery or deposited in the US Mail, and addressed as follows:

     If to NPC:                              If to Employee:

     National Pools Corporation.             Steven Dong
     550 15th Street, 3rd Floor              1048 Irvine Avenue, #306
     San Francisco, California 94401         Newport Beach, CA 92660
     Attention:  CEO

     The address to which such notices, demands, requests, elections or other communications may be given by either party may be changed by written notice given by such party to the other party pursuant to this section.

V.   Termination

     A. The Executive may resign without breach of this Agreement for any reason by giving NPC no less than 60 days' prior written notice. The Executive shall serve any portion of the 60 day notice period at the discretion of NPC's CEO. NPC shall have no severance obligation to the Executive for any termination by the Executive.

     B. NPC may terminate this Agreement for cause, as defined below, without any notice in addition to any notice required below for any of the following actions by the Executive.

          1. Any breach of this Agreement by Executive which is not cured within five business days after receiving notice of such breach.

          2. Inducing any NPC customer to discontinue using NPC services or products, diverting customers or vendors away from NPC, soliciting customers, vendors or employees for competitors of NPC or aiding others to take such actions.

          3.   Executive's gross misconduct or criminal behavior.

          4. Executive's substantial misconduct, including insubordination or any other deliberate act or omission, that is significantly detrimental to NPC or which materially damages NPC's relationship with its customers, suppliers or employees.

     C. If this Agreement is terminated for cause, as set forth above, the Executive shall not be entitled to any compensation after the date of such termination.

     D. NPC shall have the right to terminate this Agreement and the Executive's employment at any time for convenience. In the event of any such termination prior to the completion of the Initial Term, Executive shall be entitled to a lump sum payment equal to the balance of all compensation due to Executive, including, but not limited to, salary and benefits under this Agreement, and to the rights to exercise any remaining, previously unexercised Option Shares. Notwithstanding anything contained herein to the contrary, Executive's right to exercise any unexercised Option Shares shall continue for ten years following the date of any termination. Executive shall serve any portion of the 60 day notice period after the notice of termination at the discretion of NPC's CEO.

VI.  Non-Disclosure / Non-Compete

     A. The Executive shall enter into NPC's standard Employment, Confidential Information and Invention Assignment Agreement and it is specifically understood that:

          1. The Executive will be receiving certain proprietary information relating to NPC and to its clients, products and services. The Executive agrees to hold all such information, written or verbal, strictly confidential during and after the term of this Agreement.

          2. It is also agreed that if this Agreement is terminated by the Executive, the Executive will in no manner involve himself/herself in or with another entity which may in any way be involved in providing the same type of services and/or products as NPC for at least three (3) years from the date of the termination.

          3. It is understood that a violation of either paragraph 1 or 2 above would constitute substantial damage to NPC.

VII. Indemnification

     NPC and the Executive agree to indemnify, defend and hold each other harmless from and against all demands, claims, actions, losses, damages, liabilities, costs and expenses, including, without limitation, interest, penalties and attorneys' fees and expenses asserted against or imposed or incurred by either party by reason of or resulting from and to the extent of any breach of any representation, warranty, covenant, condition or agreement of the other party to this Agreement.

     NPC further agrees to indemnify, defend and hold the Executive harmless from and against all demands, claims, actions, losses, damages, liabilities, costs and expenses, including, without limitation, interest, penalties and attorneys' fees and expenses asserted against or imposed or incurred by the Executive arising from the Executive's fulfillment of his or her duties as an officer and director to the maximum extent permitted by the California Corporations Code except to the extent such demand, etc. is due to the Executive's grossly negligent or intentionally wrongful acts or omissions.

VIII. Entire Agreement

     This written Agreement represents the entire contract between NPC and the Executive. There are no other agreements, oral or written, nor are there any conditions precedent thereto which have not been fully complied with at the time of execution of this contract, nor are there any other documents of any nature or kind which are part of this contract.

IX.  General

     A. This Agreement may be reviewed and changed periodically by mutual consent and signature of both parties.

     B. This Agreement may be executed in two or more counterparts, each of which shall be deemed as an original, but all of which together shall constitute one and the same instrument.

     C. This Agreement supersedes any prior agreement(s) between the parties related to the subject matter hereof. It is agreed that a waiver by either party of a breach of any provision to this Agreement shall not operate or be construed as a waiver of any subsequent breach by the same party. Executive shall serve any portion of the 90 day period at the CEO's discretion.

     D. In case one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision(s) of this Agreement, but such provisions shall be deemed deleted and such deletion shall not affect the validity of other provisions of this Agreement.

X.   Arbitration and Governing Law

     A This agreement is to be governed by the laws of the State of California.

     B. Any controversy or claim arising out of or relating to this Agreement or the Breach thereof shall be settled by binding arbitration in accordance with the rules and under the auspices of the American Arbitration Association and judgment upon the award rendered may be entered in any court having jurisdiction thereof with each party bearing their own costs.


     This Executive Employment Agreement is effective when signed by both parties.

     National Pools Corporation                   Steven Dong

     By:  /s/  Joseph Monterosso                  /s/  Steven Dong

     Date:     July 1, 1997                            July 1, 1997

                                  EXHIBIT 24.1

                            SCHEDULE OF SUBSIDIARIES




NAME OF SUBSIDIARY                                     PARENT

National Pool Corporation                              Group V Corporation