Form 10QSB
period 1997-09-30
GROUP V CORP
filed 1997-12-02
CIK 828956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For The Quarter Ended September 30, 1997          Commission File No.    0-18224

              Group V Corporation (formerly, NuOASIS GAMING, INC.)
             (Exact name of registrant as specified in its charter)

               Delaware                                               95-4176781
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or jursidiction or organization)

550 15th Street, San Francisco California                                  94103
(Address of principal executive offices)                              (Zip Code)

                                 (415) 575-0222
              (Registrant's telephone number, including area code)


                   N/A                                 N/A
     Former Address,                              (Former Zip Code,
     if changed since last report                 if changed since last report)

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

     Common Stock $.01 par value; 47,859,880 shares as of October 31, 1997.




                                                       [GROUP\10QSB\93097.QSB]-5

                               GROUP V CORPORATION
                        (formerly, NuOASIS GAMING, INC.)
                                      INDEX



                                                                            Page

                                     PART I

Item 1.   Financial Statements

     Consolidated  Condensed Balance Sheet as of September 30, 1997 (unaudited )
       ........................................................................1

     Consolidated Condensed Statements of Operations for the Three Months
     Ended September 30, 1997 and 1996 (unaudited) ............................2

     Consolidated Condensed Statements of Cash Flows for the Three Months Ended
     September 30, 1997 and 1996 (unaudited) .................................3

     Notes to Consolidated Condensed Financial Statements .....................4

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................7

                                     PART II

Item 1    Legal Proceedings ...................................................9

Item 2    Changes In Securities ...............................................9

Item 3    Defaults Upon Senior Securities......................................9

Item 4    Submission Of Matters to a Vote of Security Holders .................9

Item 5    Other Information ...................................................9

Item 6    Exhibits And Reports On Form 8-K.....................................9

               Signatures.....................................................10

                                                       [GROUP\10QSB\93097.QSB]-5

                               GROUP V CORPORATION
                        (formerly, NuOASIS GAMING, INC.)
                      Consolidated Condensed Balance Sheet
                      As of September 30, 1997 (Unaudited)

                                                                               September 30,
                                                                                    1997
                                                                                 (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents .....................................................$    436,180
 Marketable securities .........................................................   1,585,468
 Advances ......................................................................     519,400
     Total Current Assets ......................................................   2,541,048
Fixed assets
 Equipment .....................................................................      45,232
   Less accumulated depreciation ...............................................     (11,173)
      Total Fixed Assets, net ..................................................      34,059
Other assets ...................................................................       4,405
TOTAL ASSETS ...................................................................$  2,579,512
Current Liabilities:
 Accounts payable ..............................................................$    441,329
 Due to affiliates .............................................................     391,538
 Accrued expenses and accrued interest .........................................     101,951
      Total Current Liabilities ................................................     934,818
Long Term Liabilities:

Notes payable .................................................................   1,200,000
      Total Long Term Liabilities ..............................................   1,200,000
      Total Liabilities ........................................................   2,134,818
Commitments and Contingencies

Stockholders' Equity:
 Preferred stock - par value $.01;  authorized  1,000,000 shares; 14% cumulative convertible; issued and outstanding 170,000
  shares (aggregate liquidation of $170,000) ...................................       1,700
 Preferred Stock Series B - par value $2.00; authorized, issued
  and outstanding 150,000 shares (aggregate liquidation of $300,000) ...........     300,000
 Common stock - par value $.01; authorized 333,000,000 shares;
 47,859,880 shares issued and outstanding ......................................     478,598
 Additional paid-in capital ....................................................  16,208,793
 Stockholders' receivables .....................................................    (553,967)
 Accumulated deficit ........................................................... (15,990,430)
      Total Stockholders' Equity ...............................................     444,694
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY ........................................................................$  2,579,512

   See accompanying notes to these consolidated condensed financial statements

                                                       [GROUP\10QSB\93097.QSB]-5

                               GROUP V CORPORATION
                        (formerly, NuOASIS GAMING, INC.)
                 Consolidated Condensed Statements of Operations
       For the Three Months Ended September 30, 1997 and 1996 (Unaudited)



                                                 Three Months Ended
                                                    September 30,
                                        ---------------------------------------
                                               1997                1996
                                            (Unaudited)         (Unaudited)

Costs and expenses:
  General and administrative            $     173,258       $       16,874
  Professional Services                       177,848              172,193
  Depreciation and amortization                 4,410                    -
  Interest expense, net                        17,385                    -
       Totals                                 372,901              189,067
Net loss                                $    (372,901)      $     (189,067)
Net loss applicable to
 common stock                           $    (378,851)      $     (195,107)
Net loss per common share               $        (.01)      $         (.01)
Weighted average common
 shares outstanding                        42,179,445           29,651,740

















   See accompanying notes to these consolidated condensed financial statements

                                                       [GROUP\10QSB\93097.QSB]-5

                               GROUP V CORPORATION
                        (formerly, NuOASIS GAMING, INC.)
                 Consolidated Condensed Statements of Cash Flows
       For the Three Months Ended September 30, 1997 and 1996 (Unaudited)



                                                                                      Three Months Ended
                                                                                         September 30,
                                                                                    1997          1996
                                                                                 (Unaudited)   (Unaudited)

Operating activities:
  Net loss .................................................................... $  (372,901)   $  (189,067)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization ...........................................       4,410            --
      Increase (decrease) from changes in: ....................................        --
         Advances .............................................................     (62,409)           --
         Other assets .........................................................      17,841        (25,565)
         Accounts payable, accrued expenses and interest ......................      80,507        (24,289)
         Due to affiliate .....................................................      61,007         94,827
            Net cash used in operating activities .............................    (271,545)      (118,529)
Financing activities:
  Proceeds from stockholders' receivables .....................................      30,200        120,467
             Net cash provided by financing activities ........................      30,200        120,467
Net (decrease) increase in cash and cash equivalents ..........................    (241,345)         1,938
Cash and cash equivalents, beginning of period ................................     677,525             84
Cash and cash equivalents, end of period ...................................... $   436,180    $     2,022
Supplemental Disclosure of Cash Flow Information Cash paid during the year for:

      Income taxes ............................................................ $       --     $        --
      Interest ................................................................ $       --     $        --
 Non-cash investing and financing activities:
      Preferred Stock Series B Converted to Common Stock ...................... $ 200,000      $        --







   See accompanying notes to these consolidated condensed financial statements

                                                       [GROUP\10QSB\93097.QSB]-5

                               GROUP V CORPORATION
                        (formerly, NuOASIS GAMING, INC.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         September 30, 1997 (Unaudited)

NOTE 1.   GENERAL

PRINCIPLES OF CONSOLIDATION
---------------------------

Group V Corporation and its subsidiary (the "Company"), operates as a holding company for leisure and entertainment related businesses. Group V Corporation was incorporated in the State of Delaware in 1987. During the quarter ended September 30, 1997, the Company and its wholly-owned subsidiary were engaged in gaming and investment development activities. The activities of the Company's subsidiaries have been primarily in the United States.

The accompanying unaudited consolidated condensed financial statements include the accounts of Group V Corporation (formerly, NuOasis Gaming, Inc.) ("Group V", the "Company" or the "Registrant") and its wholly-owned subsidiary, National Pools Corporation ("NPC"). As used herein, the above is collectively referred to as the "Registrant" or the "Company" unless the context indicates otherwise. All material intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Registrant's financial position as of September 30, 1997, and its results of operations and cash flows for the three months then ended. Information included in the unaudited consolidated condensed balance sheet as of September 30, 1997 has been derived from the Registrant's audited consolidated balance sheet included in the Registrant's 1997 Form 10-KSB. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and other information in the fiscal 1997 Form 10-KSB. The unaudited results of operations for the three months ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

MANAGEMENT ESTIMATES
--------------------

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

CASH EQUIVALENTS
----------------

Cash equivalents are highly liquid investments with a maturity of three months of less when acquired.

CONCENTRATION OF CREDIT RISK
----------------------------

As of September 30, 1997, the Company had cash on deposit with a financial institution that exceeded the federally insured limit by approximately $305,000.


                                                       [GROUP\10QSB\93097.QSB]-5

                               GROUP V CORPORATION
                        (formerly, NuOASIS GAMING, INC.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         September 30, 1997 (Unaudited)

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 107 requires disclosure about fair value for all financial instruments whether or not recognized, for financial statement purposes. Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 1997. Considerable judgment is necessary to interpret market data and develop estimated fair value. The Company has determined that the fair value of all financial instruments approximated their carrying value as of September 30, 1997.

EQUIPMENT
---------

Equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which is five to seven years. Maintenance and repairs are charged to operations as incurred.

INCOME TAXES
------------

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

ACCOUNTING FOR EMPLOYEE STOCK OPTIONS
-------------------------------------

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." In conformity with the provisions of SFAS No. 123, the Company has determined that it will not change to the fair value method presented by SFAS No. 123 and will continue to follow Accounting Principle Board Opinion No. 25 for measurement and recognition of employee stock- based transactions.

ISSUANCE OF STOCK FOR SERVICES
------------------------------

Shares of the Company's common stock issued for services are recorded in accordance with APB16 at the fair market value of the stock issued or the fair market value of the services provided, whichever value is the more clearly evident. The value of the services are typically stipulated by contractual agreements. There were no shares issued for services during the quarter ended September 30, 1997.

LOSS PER COMMON SHARE
---------------------

Loss per common share is computed based on the net loss for each period, as adjusted for dividends required on preferred stock ($5,950 and $5,950 for the three months ended September 30, 1997, and 1996, respectively) and the weighted average number of common shares outstanding. Common stock equivalents were not considered in the loss per share calculations, as the effect would have been anti-dilutive.

REVENUE RECOGNITION
-------------------

There were no revenues during the three months ended September 30, 1997 and 1996.

                                                       [GROUP\10QSB\93097.QSB]-5

                               GROUP V CORPORATION
                        (formerly, NuOASIS GAMING, INC.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         September 30, 1997 (Unaudited)

RECLASSIFICATION OF PRIOR YEAR AMOUNTS
--------------------------------------

To enhance comparability, the fiscal 1997 consolidated financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in fiscal 1998.

Note 2.   ACQUISITIONS

NATIONAL POOLS CORPORATION
--------------------------

On June 13, 1996, Nona Morelli's II, Inc. ("Nona"), the then controlling parent of Group V, granted an option (the "Option") to Joseph Monterosso, the current President of the Company, to acquire 250,000 Series B Preferred Shares of Group V (the "Series B Shares") owned by Nona. The Option is exercisable at a price of $13 per share.

On December 19, 1996, Group V entered into Stock Purchase Agreements with each of the shareholders of NPC pursuant to which Group V agreed to issue a series of Secured Promissory Notes (the "Notes") in the aggregate principal amount of $1,200,000 and 1,000,000 shares of Group V's restricted common stock to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC. The Notes are convertible into a maximum of 241,900,000 shares of Group V common stock. The conversion of the Notes are contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The terms of the conversion are, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted in 1,511,875 shares of restricted Group V common stock. The Notes are non-recourse to Group V, secured by the assets of NPC, bear interest at 8% per annum, and are due and payable on May 31, 1999. As part of this acquisition, Nona and Group V agreed to a debt assumption agreement whereby all of Group V debt in excess of $20,000 on December 24, 1996, except for amounts owned to certain affiliates, which have been converted into shares of Group V common stock, was assumed by Nona. The NPC Stock Purchase Agreements closed on December 24, 1996.

On June 13, 1997, Mr. Monterosso exercised the Option to purchase 128,041 Series B Shares, at $13 per share, by payment to Nona of approximately $1,665,000. The 128,041 Series B Shares acquired may be immediately converted in 8,987,198 shares of restricted Group V common stock. Additionally on June 13, 1997, Group V sold it wholly owned subsidiary, CMA, to Nona for cash of $1,140,000, notes receivable from NPC aggregating $245,836, and a credit against the Nona intercompany account of $95,000.

On August 22, 1997, and effective June 13, 1997, the Option was amended (the "Amended Option") to increase the exercise price for 21,959 of the Series B Shares from $13 per share to $72.20 per share, or approximately $1,585,000 for the 21, 959 shares of Series B Preferred Stock. The option to purchase the remaining 100,000 shares of Series B shares was terminated. Concurrently, Nona granted Mr. Monterosso a new option to purchase the remaining 100,000 Series B Shares at an exercise price of $11.70 per share. Additionally, as consideration for granting the new option, Nona acquired the right to require Mr. Monterosso to purchase all or any remaining unexercised shares of the 100,000 Series B Shares in its entirety by September 1, 1998.

Closing on September 2, 1997, but effective June 30, 1997, Mr. Monterosso exercised the Amended Option to purchase 21,959 Series B Shares, at $72.20 per share, by payment to Nona of approximately$1,585,000. The 21,959 Series B Shares acquired may be immediately converted into 1,712,803 shares of restricted Group V common stock. Concurrent with the exercise of the Amended Option, Group V released Nona from liability, if any, arising from any events while Nona controlled Group, in exchange for approximately $1,585,000 of marketable
securities  ("Marketable   Securities").   Subsequent  to  June  30,  1997,  the
Marketable

                                                       [GROUP\10QSB\93097.QSB]-5

                               GROUP V CORPORATION
                        (formerly, NuOASIS GAMING, INC.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         September 30, 1997 (Unaudited)

Securities have been delivered from escrow and, accordingly, the consideration received by the Company has been presented in the accompanying unaudited consolidated condensed balance sheet as marketable securities. Additionally, such consideration has been accounted for as a capital contribution.

On September 2, 1997, Nona sold to Mr. Monterosso 6,000,000 New Class D Warrants in consideration for a $1,800,000 promissory note secured by the New Class D Warrants, due in September 1998. Each New Class D Warrant is exercisable at $1 per share and entitles Mr. Monterosso to receive, upon exercise, two shares of common stock, or a total of 12,000,000 common shares if all the New Class D Warrants have been exercised.

On September 2, 1997, Nona granted to Mr. Monterosso an option to purchase 7,800,000 common shares of the Company exercisable at $0.15 per share after Nona converted its remaining 100,000 shares of Series B Preferred Stock into 7,800,000 common shares.

As a result of the Company's acquisition of NPC and the sales and purchases of the Series B Preferred Stock, as discussed above, a change in control of the Registrant has occurred and the Registrant is now no longer a controlled subsidiary of Nona.

UNIVERSAL NETWORK SERVICES, INC.
--------------------------------

In September 1997, the Company agreed in principle to acquire a 50% convertible net profits interest ("Net Profits Interest") in Universal Network Services, Inc. ("UNSI"). NPC's Chief Operating Officer is a shareholder and officer of UNSI. The Net Profits Interest will provide the Company with up to 50% of UNSI's net operating profit and grant the Company the option to convert its Net Profits Interest into and equity interest of up to 100% of UNSI's issued and outstanding common stock. No agreements have yet been executed and negotiations are still in process. UNSI is an interexchange carrier that provided telecommunications services to both residential and business customers throughout the United States and certain foreign countries.

MAGNET TELECOM, INC.
--------------------

In October 1997, the Company agreed in principle to purchase a fifty percent net profits interest in Magnet Telecom, Inc. ("MTI") a privately held telecommunications network marketing company and an affiliate of UNSI. As of the date of this Report, no agreements have been finalized.

LOTTOWORLD, INC.
----------------

Also in October 1997, the Company and Lottoworld, Inc. agreed in principle to form a new joint venture company whereby Lottoworld will assign all of its publishing assets, including the Lottoworld Magazine, to the new joint venture company. As of the date of this report no agreements have been finalized.


Note 3.   New Directors

During the quarter ended September 30, 1997, Mr. Joseph Monterosso replaced Mr. Fred G. Luke as Chairman and Mr. Dennis D. Houston replaced Mr. Royce Warren as a Director.




                                                       [GROUP\10QSB\93097.QSB]-5

Note 4.   Subsequent Event

During October 1997, the Company agreed in principle with Nona to exchange the Marketable Securities for $700,000 cash, $500,000 promissory note and 1,440,000 unrestricted common shares of Nona. As of the date of this Report, no agreements have been finalized.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Registrant has incurred net losses and negative cash flows from operating activities since its inception in 1988. The Registrant had cash and cash equivalents of approximately $436,180 and $677,525 as of September 30, 1997 and June 30, 1997, respectively, and working capital of $1,606,230 and $1,926,180 as of September 30, 1997 and June 30, 1997, respectively. The decrease in working capital is a direct result of cash used for operating activities. As of the date of this Report, the Registrant has no material commitments for capital expenditures.

Prior to the acquisition of NPC and sale of CMA, the Registrant received financial support from Nona, and was dependent upon Nona for future working capital. Nona is no longer a controlling parent and will not longer fund the Registrant. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Registrant's existence is dependent upon the success of NPC's Hit-LoTTo(TM) product, which has not yet been sold as of the date of the Report. The Registrant may need to utilize its working capital of $1,606,230 at September 30, 1997, and utilize its common stock to support its financial obligations until the Hit-LoTTo(TM) product is first sold.

The Registrant is also pursuing other joint venture, merger or acquisition opportunities which may provide additional capital resources during fiscal 1998.

ACQUISITIONS
------------

The Company entered into agreements in principle with UNSI and MTI (see Note 2 of the footnotes to accompanying unaudited consolidated condensed financial statements included elsewhere herein at Item 1).

RESULTS OF OPERATIONS
---------------------

Comparison of the Three Months Ended September 30, 1997 to the Three Months Ended September 30, 1996

There were no revenue producing operations during the quarter ended September 30, 1997.

Total General and Administrative expenses increased by $156,384 during the quarter ended September 30, 1997, as compared to the same period last year. Since there were no operations during the quarter, General and Administrative expenses comprised mostly of corporate and other office related overhead. Additionally, the acquisition of NPC contributed to the increase of General or Administrative expenses since the acquisition occurred on December 24, 1996, and there was no NPC related expenses in the same period last year.

Depreciation and Amortization expense increased by $4,410 during the current quarter which was a direct result of acquiring depreciable assets in the NPC acquisition, whereas there were no depreciable assets during the same quarter last year.

Interest expense increased by $17,385 during the current quarter which was a result from issuing and acquiring interest bearing debt associated with the acquisition of NPC.

Professional   services  of  $177,848  during  the  current   quarter   remained
approximately the same as last year since the Company is continuing to utilize attorneys, accountants and other advisors relating to the continued

                                                       [GROUP\10QSB\93097.QSB]-5
potential acquisitions (see Note 2 of the footnotes to accompanying unaudited consolidated condensed financial statements included elsewhere herein at Item
1).

Cash used in operating activities increased to $271,545 for the three months ended September 30, 1997, from $118,529 for the same period last year, which was primarily attributable to the acquisition of NPC (discussed above).

Cash provided by financing activities of $30,200 for the three months ended September 30, 1997, decreased from $120,467 for the same period last year, which was attributable to fewer collections of stockholder receivables when compared to the same period last year. The remaining stockholder receivables are not due until later this fiscal year.


PART II:       OTHER INFORMATION

Item 1.   Legal Proceedings: None

Item 2.   Changes In Securities: None

Item 3.   Defaults Upon Senior Securities: None

Item 4.   Submission Of Matters To A Vote Of Security Holders: None

Item 5.   Other Information: None

Item 6.   Exhibits And Reports On Form 8-K

          Exhibit No.           Description
          -----------           -----------
               27          Financial Data Schedule

                                                       [GROUP\10QSB\93097.QSB]-5

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GROUP V CORPORATION
                        (formerly, NuOASIS GAMING, INC.)



Dated: November 28, 1997                By: /s/ Joseph Monterosso
                                             Joseph Monterosso,
                                             President and Chairman



Dated: November 28, 1997                By: /s/ Dennis D. Houston
                                             Dennis D. Houston,
                                             Director



Dated: November 28, 1997                By: /s/ Steven H. Dong
                                             Steven H. Dong, Chief Financial
                                             Officer and Principal Accounting
                                             Person




                                                       [GROUP\10QSB\93097.QSB]-5