Form 10QSB
period 1997-12-31
GROUP V CORP
filed 1998-02-11
CIK 828956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For The Quarter Ended December 31, 1997          Commission File No.    0-18224
                                                                    -----------

              GROUP V CORPORATION (FORMERLY, NUOASIS GAMING, INC.)
             (Exact name of registrant as specified in its charter)

                           DELAWARE                                   95-4176781
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
   incorporation or organization)

 550 15TH STREET, SAN FRANCISCO CALIFORNIA                                 94103
    (Address of principal executive offices)                          (Zip Code)

                                 (415) 575-0222
              (Registrant's telephone number, including area code)


                  N/A                                   N/A
(Former Address,                             (Former Zip Code,
if changed since last report)                 if changed since last report)
                                       N/A
             (Former telephone number, if changed since last report)

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

         Common Stock $.01 par value; 49,834,880 shares as of December 31, 1997.




                                                      [GROUP\10QSB\123197.QSB]-4

                               GROUP V CORPORATION
                        (FORMERLY, NUOASIS GAMING, INC.)
                                      INDEX



                                      PAGE

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated   Condensed   Balance  Sheet  as  of  December  31,  1997
          (unaudited ) ........................................................1

          Consolidated  Condensed Statements of Operations for the Three and Six
          Months Ended December 31, 1997 and 1996(unaudited)...................2

          Consolidated  Condensed Statements of Cash Flows for the Three and Six
          Months Ended December 31, 1997 and 1996 (unaudited)..................3

          Notes to Consolidated Condensed Financial Statements.................4

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
          RESULTS OF OPERATIONS................................................7

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS....................................................9

ITEM 2.   CHANGES IN SECURITIES................................................9

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES......................................9

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................9

ITEM 5.   OTHER INFORMATION....................................................9

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................................9

          SIGNATURES..........................................................10

                                                      [GROUP\10QSB\123197.QSB]-4

                               GROUP V CORPORATION
                        (FORMERLY, NUOASIS GAMING, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEET
                       AS OF DECEMBER 31, 1997 (UNAUDITED)


                                                                  DECEMBER 31,
                                                                       1997
                                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ...........                          $        62,061
 Marketable securities ...............                                1,585,467
 Advances ............................                                  705,590
                                                                 --------------
     Total Current Assets ............                                2,353,118
Fixed assets
 Furniture and equipment .............                                  101,548
   Less accumulated depreciation .....                                  (61,498)
      Total Fixed Assets, net ........                                   40,050
                                                                 --------------
Other assets .........................                                    4,605
                                                                 --------------
TOTAL ASSETS .........................                          $     2,397,773
                                                                 ==============
CURRENT LIABILITIES:
 Accounts payable ....................                          $       438,199
 Due to affiliates ...................                                  426,928
 Accrued expenses and accrued interest                                  101,951
                                                                 --------------
      Total Current Liabilities ......                                  967,078
LONG TERM LIABILITIES:
 Notes payable .......................                                1,200,000
                                                                 --------------
      Total Long Term Liabilities ....                                1,200,000
                                                                 --------------
      Total Liabilities ..............                                2,167,078
                                                                 --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock - par value $.01; authorized 1,000,000 shares;
  14% cumulative convertible; issued and outstanding 170,000              1,700
  shares (aggregate liquidation of $170,000)                            300,000
 Preferred Stock Series B - par value $2.00; authorized,
  issued and outstanding150,000 shares (aggregate
  liquidation of $300,000)
 Common stock - par value $.01; authorized 333,000,000 shares;
 49,834,880 shares issued and outstanding                               498,348
 Additional paid-in capital                                          16,643,791
 Stockholders' receivables                                             (571,717)
 Accumulated deficit                                                 16,641,427)
                                                                 --------------
      Total Stockholders' Equity                                        230,695
                                                                 --------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                         $     2,397,773
                                                                 ==============

   See accompanying notes to these consolidated condensed financial statements

                                                      [GROUP\10QSB\123197.QSB]-4

                               GROUP V CORPORATION
                        (FORMERLY, NUOASIS GAMING, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED)




                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                      DECEMBER 31,                     DECEMBER 31,
                                   --------------------          -------------------------
                                        1997           1996           1997       1996
                                   ------------   ------------    ------------  ----------
    ...............................
                                  (UNAUDITED)     (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Costs and expenses:
  General and administrative       $  207,036    $    25,597    $    380,294    $     42,471
  Professional Services               417,503        185,847         595,351         358,040
  Depreciation and amortization         4,410            --            8,820
  Interest expense, net                21,101            --           38,486
 Write down of goodwill                    --      3,318,107              --       3,318,107
                                   ---------      ----------       ----------    -----------

       Totals                         650,050      3,529,551       1,022,951       3,718,618
                                   ----------      ---------       ---------     -----------

Net loss                           $ (650,050)   $(3,529,551)   $ (1,022,951)   $ (3,718,618)
                                   ==========    ============   =============    ============

Net loss applicable to
 common stock                      $ (656,000)   $(3,535,501)   $ (1,034,851)   $ (3,730,578)
                                   ===========   ============   =============   =============

Net loss per common share          $     (.01) $        (.12)   $       (.02)   $       (.12)
                                   ==========  =============    ============    =============

Weighted average common
 shares outstanding                48,568,304     30,000,000      48,214,092    (30,000,000)
                                   ==========     ==========     ===========    ============

















   See accompanying notes to these consolidated condensed financial statements

                                                      [GROUP\10QSB\123197.QSB]-4

                               GROUP V CORPORATION
                        (FORMERLY, NUOASIS GAMING, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED)



                                                         SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                  -----------------------------
                                                       1997           1996
                                                  -----------    --------------
                                                  (UNAUDITED)     (UNAUDITED)
Operating activities:
  Net loss                                       $  (1,022,951)   $ (3,718,618)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                      8,820              --
      Services for stock                               453,802              --
     Write off of goodwill                                 --        3,318,107
      Increase (decrease) from changes in:                                  --
         Advances                                     (248,598)             --
         Other assets                                   17,641              --
         Accounts payable, accrued expenses
          and interest                                  77,376         (13,589)
         Due to affiliate                               78,647         292,757
                                                    -----------     -----------
            Net cash used in operating activities     (635,263)       (121,343)
                                                    -----------     -----------
Investing activities:
     Purchase of equipment                             (10,401)            --
                                                    -----------     -----------
            Net cash used in investing activities      (10,401)            --
                                                    -----------     -----------
Financing activities:
  Proceeds from stockholders' receivables               30,200        121,259
                                                    -----------     -----------
             Net cash provided by financing
                activities                               30,200       121,259
                                                    -----------     -----------
Net (decrease) increase in cash and cash equivalents   (615,464)          (84)
Cash and cash equivalents, beginning of period          677,525            84
                                                    -----------     -----------
Cash and cash equivalents, end of period         $       62,061   $        --
                                                    ===========    ============
Supplemental Disclosure of Cash Flow Information
 Cash paid during the year for:

      Income taxes                               $           --   $         --
      Interest                                   $           --   $         --
 Non-cash investing and financing activities:
      Preferred Stock Series B Converted
          to Common Stock                        $      200,000   $         --
      Purchase of NPC for notes payable          $           --   $   1,200,000
      Purchase of NPC for accrued liability      $           --   $     125,000





   See accompanying notes to these consolidated condensed financial statements

                                                      [GROUP\10QSB\123197.QSB]-4

                               GROUP V CORPORATION
                        (FORMERLY, NUOASIS GAMING, INC.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 (UNAUDITED)

Note 1.  General

PRINCIPLES OF CONSOLIDATION

Group V Corporation and its subsidiary (the "Company"), operates as a holding company for leisure and entertainment related businesses. Group V Corporation was incorporated in the State of Delaware in 1987. During the quarter ended December 31, 1997, the Company and its wholly-owned subsidiary were engaged in gaming and investment development activities. The activities of the Company's subsidiaries have been primarily in the United States.

The accompanying unaudited consolidated condensed financial statements include the accounts of Group V Corporation (formerly, NuOasis Gaming, Inc.) ("Group V", the "Company" or the "Registrant") and its wholly-owned subsidiary, National Pools Corporation ("NPC") . As used herein, the above is collectively referred to as the "Registrant" or the "Company" unless the context indicates otherwise. All material intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Registrant's financial position as of December 31, 1997, and its results of operations and cash flows for the three months then ended. Information included in the unaudited consolidated condensed balance sheet as of December 31, 1997 has been derived from the Registrant's audited consolidated balance sheet included in the Registrant's 1997 Form 10-KSB. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and other information in the fiscal 1997 Form 10-KSB. The unaudited results of operations for the three months ended December 31, 1997 are not necessarily indicative of the operating results for the full year.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107 requires disclosure about fair value for all financial instruments whether or not recognized, for financial statement purposes. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1997. Considerable judgment is necessary to interpret market data and develop estimated fair value. The Company has determined that the fair value of all financial instruments approximated their carrying value as of December 31, 1997.



                                                      [GROUP\10QSB\123197.QSB]-4

                               GROUP V CORPORATION
                        (FORMERLY, NUOASIS GAMING, INC.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 (UNAUDITED)

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

ISSUANCE OF STOCK FOR SERVICES

Shares of the Company's common stock issued for services are recorded in accordance with APB16 at the fair market value of the stock issued or the fair market value of the services provided, whichever value is the more clearly evident. The value of the services are typically stipulated by contractual agreements. There were 1,950,000 common shares of the Company issued for services during the quarter ended December 31, 1997.

LOSS PER COMMON SHARE

Loss per common share is computed based on the net loss for each period, as adjusted for dividends required on preferred stock ($5,950 and $5,950 for the three months ended December 31, 1997, and 1996, respectively) and the weighted average number of common shares outstanding. Common stock equivalents were not considered in the loss per share calculations, as the effect would have been anti-dilutive.

REVENUE RECOGNITION

There were no revenues during the three months ended December 31, 1997 and 1996.

RECLASSIFICATION OF PRIOR YEAR AMOUNTS

To enhance comparability, the fiscal 1997 consolidated financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in fiscal 1998.


                                                      [GROUP\10QSB\123197.QSB]-4

                               GROUP V CORPORATION
                        (FORMERLY, NUOASIS GAMING, INC.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 (UNAUDITED)

NOTE 2.   ACQUISITIONS

NATIONAL POOLS CORPORATION

On June 13, 1996, NuOasis Resorts, Inc. (formerly, Nona Morelli's II, Inc.) ("NuOasis Resorts"), the then controlling parent of Group V, granted an option (the "Option") to Joseph Monterosso, the current President of the Company, to acquire 250,000 Series B Preferred Shares of Group V (the "Series B Shares") owned by NuOasis Resorts. The Option is exercisable at a price of $13 per share.

On December 19, 1996, Group V entered into Stock Purchase Agreements with each of the shareholders of NPC pursuant to which Group V agreed to issue a series of Secured Promissory Notes (the "Notes") in the aggregate principal amount of $1,200,000 and 1,000,000 shares of Group V's restricted common stock to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC. The Notes are convertible into a maximum of 241,900,000 shares of Group V common stock. The conversion of the Notes are contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The terms of the conversion are, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted in 1,511,875 shares of restricted Group V common stock. The Notes are non-recourse to Group V, secured by the assets of NPC, bear interest at 8% per annum, and are due and payable on May 31, 1999 . As part of this acquisition, NuOasis Resorts and Group V agreed to a debt assumption agreement whereby all of Group V debt in excess of $20,000 on December 24, 1996, except for amounts owned to certain affiliates, which have been converted into shares of Group V common stock, was assumed by NuOasis Resorts. The NPC Stock Purchase Agreements closed on December 24, 1996.

On June 13, 1997, Mr. Monterosso exercised the Option to purchase 128,041 Series B Shares, at $13 per share, by payment to NuOasis Resorts of approximately $1,665,000. The 128,041 Series B Shares acquired may be immediately converted in 8,987,198 shares of restricted Group V common stock. Additionally on June 13, 1997, Group V sold it wholly owned subsidiary, CMA, to NuOasis Resorts for cash of $1,140,000, notes receivable from NPC aggregating $245,836, and a credit against the NuOasis Resorts intercompany account of $95,000.

On August 22, 1997, and effective June 13, 1997, the Option was amended (the "Amended Option") to increase the exercise price for 21,959 of the Series B Shares from $13 per share to $72.20 per share, or approximately $1,585,000 for the 21, 959 shares of Series B Preferred Stock. The option to purchase the remaining 100,000 shares of Series B shares was terminated. Concurrently, NuOasis Resorts granted Mr. Monterosso a new option to purchase the remaining 100,000 Series B Shares at an exercise price of $11.70 per share. Additionally, as consideration for granting the new option, NuOasis Resorts acquired the right to require Mr. Monterosso to purchase all or any remaining unexercised shares of the 100,000 Series B Shares in its entirety by September 1, 1998.

Closing on September 2, 1997, but effective June 30, 1997, Mr. Monterosso exercised the Amended Option to purchase 21,959 Series B Shares, at $72.20 per share, by payment to NuOasis Resorts of approximately$1,585,000. The 21,959 Series B Shares acquired may be immediately converted into 1,712,803 shares of restricted Group V common stock. Concurrent with the exercise of the Amended Option, Group V released NuOasis Resorts from liability, if any, arising from any events while NuOasis Resorts controlled Group, in exchange for approximately $1,585,000 of marketable securities ("Marketable Securities"). Subsequent to June 30, 1997, the Marketable Securities have been delivered from escrow and, accordingly, the consideration received by the Company has been presented in the accompanying unaudited consolidated condensed balance sheet as marketable securities. Additionally, such consideration has been accounted for as a capital contribution.


                                                     [GROUP\10QSB\123197.QSB]-4

                               GROUP V CORPORATION
                        (FORMERLY, NUOASIS GAMING, INC.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 (UNAUDITED)


On September 2, 1997, NuOasis Resorts sold to Mr. Monterosso 6,000,000 New Class D Warrants in consideration for a $1,800,000 promissory note secured by the New Class D Warrants, due in September 1998. Each New Class D Warrant is exercisable at $1 per share and entitles Mr. Monterosso to receive, upon exercise, two shares of common stock, or a total of 12,000,000 common shares if all the New Class D Warrants have been exercised.

On September 2, 1997, NuOasis Resorts granted to Mr. Monterosso an option to purchase 7,800,000 common shares of the Company exercisable at $0.15 per share after NuOasis Resorts converted its remaining 100,000 shares of Series B Preferred Stock into 7,800,000 common shares.

As a result of the Company's acquisition of NPC and the sales and purchases of the Series B Preferred Stock, as discussed above, a change in control of the Registrant has occurred and the Registrant is now no longer a controlled subsidiary of NuOasis Resorts.

UNIVERSAL NETWORK SERVICES, INC.

In September 1997, the Company agreed in principle to acquire a 50% convertible net profits interest ("Net Profits Interest") in Universal Network Services, Inc. ("UNSI"). NPC's Chief Operating Officer is a shareholder and officer of UNSI. The Net Profits Interest will provide the Company with up to 50% of UNSI's net operating profit and grant the Company the option to convert its Net Profits Interest into and equity interest of up to 100% of UNSI's issued and outstanding common stock. As of the date of the Report, no agreements have yet been executed and negotiations are still in process. UNSI is an interexchange carrier that provided telecommunications services to both residential and business customers throughout the United States and certain foreign countries.

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


NOTE 3.   SUBSEQUENT EVENT

During October 1997, the Company agreed in principle with NuOasis Resorts to exchange the Marketable Securities for $700,000 cash, $500,000 promissory note and 1,440,000 unrestricted common shares of NuOasis Resorts. As of the date of this Report, no agreements have been finalized.




                                                      [GROUP\10QSB\123197.QSB]-4

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Registrant has incurred net losses and negative cash flows from operating activities since its inception in 1988. The Registrant had cash and cash equivalents of approximately $62,061 and $677,525 as of December 31, 1997 and June 30, 1997, respectively, and working capital of $1,386,040 and $1,926,180 as of December 31, 1997 and June 30, 1997, respectively. The decrease in working capital is a direct result of cash used for operating activities. As of the date of this Report, the Registrant has no material commitments for capital expenditures.

Prior to the acquisition of NPC and sale of CMA, the Registrant received financial support from NuOasis Resorts, and was dependent upon NuOasis Resorts for future working capital. NuOasis Resorts is no longer a controlling parent and will not longer fund the Registrant. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Registrant's existence is dependent upon the success of NPC's Hit-LoTTo(TM) product, which has not yet been sold as of the date of this Report. The Registrant may need to utilize its working capital of $1,386,040 at December 31, 1997, and continue to utilize its common stock to support its financial obligations until the Hit-LoTTo(TM) product is first sold.

The Registrant is also pursuing other joint venture, merger or acquisition opportunities which may provide additional capital resources during fiscal 1998.

ACQUISITIONS

The Company entered into agreements in principle with UNSI and MTI (see Note 2 of the footnotes to accompanying unaudited consolidated condensed financial statements included elsewhere herein at Item 1).

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1997 TO THE THREE MONTHS ENDED DECEMBER 31, 1996

There were no revenue producing operations during the quarter ended December 31, 1997.

Total General and Administrative expenses increased by $181,439 or 70% during the quarter ended December 31, 1997, as compared to the same period last year. Since there were no operations during the quarter, General and Administrative expenses comprised mostly of corporate and other office related overhead. Additionally, the acquisition of NPC contributed to the increase of General and Administrative expenses since the acquisition occurred on December 24, 1996, and there was no NPC related expenses in the same period last year.

Depreciation and Amortization expense increased by $4,410 during the current quarter which was a direct result of acquiring depreciable assets in the NPC acquisition, whereas there were no depreciable assets during the same quarter last year.

Interest expense increased by $21,101 during the current quarter which was a result from issuing and acquiring interest bearing debt associated with the acquisition of NPC.

Professional services increased by $231,656 or 125% during the current quarter compared to the same period last year due to the increased services of attorneys, accountants and other advisors relating to the continued potential acquisitions (see Note 2 of the footnotes to accompanying unaudited consolidated condensed financial statements included elsewhere herein at Item 1).





                                                      [GROUP\10QSB\123197.QSB]-4

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1997, TO THE SIX MONTHS ENDED DECEMBER 31, 1996.

There were no revenue producing operations during the six months ended December 31, 1997.

Total General and Administrative expenses increased by $337,823 or 795% during the six months ended December 31, 1997, as compared to the same period last year. Since there were no operations during the period, General and Administrative expenses comprised mostly of corporate and other office related overhead. Additionally, the acquisition of NPC contributed to the increase of General and Administrative expenses since the acquisition occurred on December 24, 1996, and there was no NPC related expenses in the same period last year.

Depreciation and Amortization expense increased by $8820 during the period which was a direct result of acquiring depreciable assets in the NPC acquisition, whereas there were no depreciable assets during the same quarter last year.

Interest expense increase by $38,486 during the period which was a result from issuing and acquiring interest bearing debt associated with the acquisition of NPC.

Professional services increase by $231,311 or 66% during the current quarter compared to the same period last year due to the increased services of attorneys, accountants and other advisors relating to the continued potential acquisitions (see Note 2 of the footnotes to accompanying unaudited consolidated condensed financial statements included elsewhere herein at Item 1).

Cash used in operating activities increased to $635,263 for the six months ended December 31, 1997, from $121,343 for the same period last year, which was primarily attributable to the acquisition of NPC (discussed above).

Cash provided by financing activities of $30,200 for the six months ended December 31, 1997, decreased from $121,259 for the same period last year, which was attributable to fewer collections of stockholder receivables when compared to the same period last year. The remaining stockholder receivables are not due until later this fiscal year.


PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS:

On December 12, 1997, the Company  received  notice of a law suite filed by John
D. Desbrow, former Officer and Director, against the Company for past services allegedly due in the amount of approximately $13,000.

ITEM 2.   CHANGES IN SECURITIES: None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

ITEM 5.   OTHER INFORMATION: None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

              EXHIBIT NO.           DESCRIPTION
              -----------           -----------
                   27         Financial Data Schedule

                                                      [GROUP\10QSB\123197.QSB]-4

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GROUP V CORPORATION
                                   (formerly, NUOASIS GAMING, INC.)



Dated: February 10, 1998          By:/S/ JOSEPH MONTEROSSO
                                     ---------------------------
                                      Joseph Monterosso, President and Chairman



Dated: February 10, 1998        By:/S/ DENNIS D. HOUSTON
                                      ---------------------------
                                       Dennis D. Houston,
                                       Director








                                                      [GROUP\10QSB\123197.QSB]-4