Form 10QSB
period 1998-03-31
GROUP V CORP
filed 1998-06-01
CIK 828956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For The Quarter Ended March 31, 1998                 Commission File No. 0-18224

              Group V Corporation (formerly, NuOASIS GAMING, INC.)
             (Exact name of registrant as specified in its charter)

         Delaware                                           95-4176781
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

550 15th Street, San Francisco, California                   94103
(Address of principal executive offices)                  (Zip Code)

                                   (415) 575-0222
               (Registrant's telephone number, including area code)

          N/A                                               N/A
(Former Address, if changed                   (Former Zip Code, if changed
      since last report)                           since last report)

                                        N/A
              (Former telephone number, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements           for          the          past          90          days.

                                                                 Yes X No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

 Preferred Stock $.01 par value; 170,000 shares outstanding as of May 15, 1998

     Preferred Stock Series B $2.00 par value; 150,000 shares outstanding as of May 15, 1998

      Common Stock $.01 par value; 49,834,880 shares as of May 15, 1998.

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)
                                      INDEX


                                     PART I

Item 1. Financial Statements

Consolidated Condensed Balance Sheet as of March 31, 1998 (unaudited)....      1
Consolidated Condensed Statements of Operations for the Three and
                  Nine Months Ended March 31, 1998 and 1997 (unaudited).. 2 Consolidated Condensed Statements of Cash Flows for the
                  Nine Months Ended March 31, 1998 and 1997 (unaudited)..      3
Notes to Consolidated Condensed Financial Statements.....................      4

Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations......................................      8

                                     PART II

Item 1. Legal Proceedings................................................     10

Item 2. Changes in Securities............................................     10

Item 3. Defaults Upon Senior Securities..................................     10

Item 4. Submission of Matters to a Vote of Security Holders..............     10

Item 5. Other Information................................................     10

Item 6. Exhibits and Reports on Form 8-K.................................     10


Signatures    ...........................................................     11

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)
                      Consolidated Condensed Balance Sheet
                        As of March 31, 1998 (Unaudited)

                                                                      March 31,
                                                                        1998
                                                                     (Unaudited)
Current Assets:
         Cash and cash equivalents .............................$       291,482
         Marketable securities .................................      1,148,049
         Accounts receivable....................................        335,324
         Advances...............................................        305,281
         Prepaid expenses ......................................         92,092
               Total Current Assets.............................      2,172,228

Fixed assets:
Furniture and equipment.........................................      1,128,885
Less accumulated depreciation ..................................        (29,931)
                  Total fixed assets, net.......................      1,098,954

Other assets ...................................................         10,896

TOTAL ASSETS....................................................$     3,282,078

Current Liabilities:
         Current portion of capital lease obligations ..........$       147,711
         Accounts payable.......................................        510,127
         Due to affiliates .....................................        267,878
         Deferred revenue.......................................        317,439
         Accrued expenses and accrued interest..................        142,545
                  Total Current Liabilities.....................      1,385,700

Long Term Liabilities:
Long term capital lease obligations.............................        621,084
Notes payable ..................................................      1,200,000
                  Total Long Term Liabilities...................      1,821,084
         Total Liabilities .....................................      3,206,784
Commitments and Contingencies

Stockholders' Equity:
Preferred stock - par value $.01; authorized 1,000,000 shares;
  14% cumulative convertible; issued and outstanding 170,000
  shares (aggregate liquidation of $170,000)...................           1,700
Preferred Stock Series B - par value $2.00; authorized, issued and
  outstanding 150,000 shares (aggregate liquidation of $300,000).       300,000
Common stock - par value $.01; authorized 333,000,000 shares;
  49,834,880 shares issued and outstanding.......................       498,348
Additional paid-in capital.......................................    16,635,791
Stockholders' receivables........................................      (147,000)
Unrealized loss on marketable securities.........................      (232,635)
Accumulated deficit..............................................   (16,980,910)
         Total Stockholders' Equity..............................        75,294
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................$    3,282,078

 See accompanying notes to these consolidated condensed financial statements.

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)
                 Consolidated Condensed Statements of Operations
 For the Three and Nine Month Periods Ended March 31, 1998 and 1997 (Unaudited)


                                     Three Months Ended    Nine Months Ended
                                        March 31,              March 31,
                                ------------------------ ----------------------
                                   1998         1997       1998        1997
                                 ---------    ---------  ---------   ---------
                                (Unaudited)  (Unaudited)(Unaudited) (Unaudited)


Revenues                        $  152,761  $       --   $ 152,761  $       --
                                ----------  ----------   ---------  ----------
Costs and expenses:
Operating costs                    157,103          --     157,103          --
General and administrative         242,877      90,468     610,370     123,604
Professional services              222,789     167,099     818,139     401,910
Depreciation and amortization       14,348      13,329      36,006      13,329
Interest expense, net                5,036      63,344      43,485      63,344
Write off of excess cost over
  basis of net assets acquired      37,740          --      37,740   3,318,107
Reduction in previously written off
excess cost over basis of net
assets acquired                   (187,200)         --    (187,200)         --
                                ----------  ----------   ---------  ----------
   Total costs and expenses        492,693     334,240   1,515,643   3,920,294
                                ----------  ----------   ---------  ----------
Net (loss) from
   continuing operations          (339,932)   (334,240) (1,362,882) (3,920,294)
Net (loss) from
   discontinued operations              --     (49,027)         --    (181,591)
                                ----------  ----------   ---------  ----------

Net (loss)                      $ (339,932) $ (383,267)$(1,362,882)$(4,101,885)
                                ==========  ==========   =========  ==========
Net (loss) applicable to
   common stock                 $ (345,882) $ (389,217)$(1,380,732)$(3,718,618)
                                ==========  ==========  ==========  ==========
Basic and diluted net (loss)
   per common share             $     (.01) $     (.01)$      (.03) $     (.12)
                                ==========  ==========  ==========  ==========
Weighted average common
  shares outstanding            49,834,880  30,000,000  47,032,690  30,000,000
                                ==========  ==========  ==========  ==========




  See accompanying notes to these consolidated condensed financial statements.

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)
                 Consolidated Condensed Statements of Cash Flows
          For the Nine Months Ended March 31, 1998 and 1997 (Unaudited)

                                                         Nine Months Ended
                                                              March 31,
                                                     --------------------------
                                                        1998           1997
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)
Operating activities:
Net Loss                                             $(1,362,883)   $(4,101,885)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                           36,006         13,329
  Services for stock                                     454,748             --
  Loss on sale of securities                              43,224             --
  Interest on stockholder receivable                     (23,781)            --
  Write down of excess cost over basis of
net assets acquired                                       37,740      3,318,107
  Reduction in previously written off
         excess cost                                    (187,200)            --
Increase (decrease) from changes in:
  Accounts receivable and advances                      (268,615)            --
  Prepaid expenses                                        (7,091)        (2,254)
  Accounts payable, accrued
    expenses and interest                                 171,939        88,463
  Deferred revenue                                        317,439            --
  Due to affiliate                                        (45,191)      531,097
                                                     ------------   -----------
Net cash used in operating activities                    (833,665)      153,143)
                                                     ------------    ----------
Investing activities:
   Proceeds from sales of securities                      554,306            --
   Purchase of equipment                                 (352,598)           --
   Acquisitions of other assets                            (1,486)           --
                                                    -------------    ----------
Net cash provided in investing activities                 200,222           --
                                                    -------------    ----------
Financing activities:
   Proceeds from stockholders'
         receivables                                      247,400       121,259
   Proceeds from stockholders' loans                           --        37,550
                                                    -------------   -----------
Net cash provided from
   financing activities                                   247,400       158,809
                                                    -------------    ----------
Net (decrease) increase in cash                          (386,043)        5,666
Cash and cash equivalents, beginning of period            677,525            84
                                                    -------------    ----------
Cash and cash equivalents, end of period            $     291,482    $    5,750
                                                    =============    ==========
Supplemental  Disclosure  of Cash Flow  Information:
  Cash paid during the period for:
   Income taxes                                     $       5,291    $       --
   Interest                                         $          --    $       --
Non-cash investing and financing activities:
  Preferred Stock Series B converted
     to common stock                                $    200,000     $       --
  Purchase of equipment via
     assumption of capital leases                   $    768,796     $       --
  Purchase of NPC for Notes payable                 $         --     $1,200,000
  Purchase of NPC for Accrued liability             $         --     $  125,000


See accompanying notes to these consolidated condensed financial statements.

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 1998
                                   (Unaudited)


Note 1. General

PRINCIPLES OF CONSOLIDATION

Incorporated in Delaware in 1987, Group V Corporation ("Group V") and its wholly owned subsidiaries (collectively, the "Company" or "Registrant") are primarily engaged in the sale and marketing of pre-paid long distance telecommunication services and related products. Prior to the quarter ended March 31, 1998, the Company and its wholly owned subsidiaries were engaged in gaming and investment development activities. The activities of the Company's subsidiaries are primarily in the United States.

The accompanying unaudited consolidated condensed financial statements include the accounts of Group V Corporation (formerly, NuOasis Gaming, Inc.) and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Registrant's financial position as of March 31, 1998, and its results of operations and cash flows for the three month and nine month periods then ended. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and other information in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997. The unaudited results of operations for the three month and nine month periods ended March 31, 1998, are not necessarily indicative of the operating results for the full year.

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

CASH EQUIVALENTS

Cash equivalents are highly liquid investments with maturity of three months of less when acquired.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107 requires disclosure about fair value for all financial instruments whether or not recognized, for financial statement purposes. Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 1998. Considerable judgment is necessary to interpret market data and develop estimated fair value. The Company has determined that the fair value of all financial instruments approximated their carrying value as of March 31, 1998.

MARKETABLE SECURITIES

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that management classify investments in equity securities that have readily determinable fair values as held-to-maturity, available-for-sale, or trading securities.

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 1998
                                   (Unaudited)


As of March 31, 1998, the Company owns, in the aggregate, 2,977,100 unrestricted common shares of NuOasis Resorts, Inc "(NuOasis Resorts"). Management has classified these equity securities as available-for-sale based on its intent to continue to exchange the equity securities for other assets. In accordance with SFAS No. 115, these equity securities are presented in the accompanying consolidated condensed balance sheet as current assets at their estimated fair market value. At March 31, 1998, the Company has an unrealized loss of $235,200, which is based on the closing stock price of NuOasis Resorts on March 31, 1998, and which has been accounted for as a reduction of shareholders' equity.

 EQUIPMENT

Equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which are five to ten years. Maintenance and repairs are charged to operations as incurred.

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

ACCOUNTING FOR EMPLOYEE STOCK OPTIONS

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-based Compensation." In conformity with the provisions of SFAS No. 123, the Company has determined that it will not change to the fair value method presented by SFAS No. 123 and will continue to follow Accounting Principle Board Opinion ("APB") No. 25 for measurement and recognition of employee stock- based transactions.

ISSUANCE OF STOCK FOR SERVICES

Shares of the Company's common stock issued for services are recorded in accordance with APB No. 16 at the fair market value of the stock issued or the fair market value of the services provided, whichever value is more clearly evident. The value of the services is typically stipulated by contractual agreements. There were 1,950,000 common shares of the Company issued for services during the nine months ended March 31, 1998.

LOSS PER COMMON SHARE

The Company has adopted the provisions of SFAS No. 128, "Earnings per Share". Under this standard the Company is required to report basic and diluted earnings
(loss) per share. Basic loss per share is calculated by dividing the net loss for each period, as adjusted for dividends required on preferred stock ($5,950 and $17,850 for each of the three and nine month periods, respectively, ended March 31, 1998 and 1997), by the weighted average number of common shares outstanding. Diluted loss per share is similar in calculation except that the weighted average number of common shares is increased to reflect the effects of potential additional shares that would result from the exercise of stock options or other convertible instruments. For the three and nine month periods ended March 31, 1998 and 1997, there is

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 1998
                                   (Unaudited)

no difference between basic and diluted loss per share as the inclusion of additional potential shares is anti-dilutive due to the net loss presented in each period.

REVENUE RECOGNITION

The Company records the sale of prepaid long distance services as current deferred income and recognizes revenue related thereto as the service is consumed over the useful life of the prepaid card, which is generally six months to one year.

RECLASSIFICATION OF PRIOR YEAR AMOUNTS

To enhance comparability, the fiscal 1997 consolidated condensed financial statements have been reclassified, where appropriate, to conform to the financial statement presentation used in fiscal 1998.

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

On December 19, 1996, Group V entered into Stock Purchase Agreements with each of the shareholders of National Pools Corporation ("NPC") pursuant to which Group V agreed to issue a series of Secured Promissory Notes (the "Notes") in the aggregate principal amount of $1,200,000 and 1,000,000 shares of Group V's restricted common stock to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC. The Notes are convertible into a maximum of 241,900,000 shares of Group V common stock. The conversion of the Notes is contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The terms of the conversion are, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted in 1,511,875 shares of restricted Group V common stock. The Notes are non-recourse to Group V, secured by the assets of NPC, bear interest at 8% per annum, and are due and payable on May 31, 1999. As part of this acquisition, NuOasis Resorts and Group V agreed to a debt assumption agreement, whereby all of Group V debt in excess of $20,000 on December 24, 1996, except for amounts owned to certain affiliates, which have been converted into shares of Group V common stock, was assumed by NuOasis Resorts. The NPC Stock Purchase Agreements closed on December 24, 1996.

On June 13, 1997, Mr. Monterosso exercised the Option to purchase 128,041 Series B Shares, at $13 per share, by payment to NuOasis Resorts of approximately$1,665,000. The 128,041 Series B Shares acquired may be immediately converted into 8,987,198 shares of restricted Group V common stock. Additionally on June 13,1997, Group V sold its wholly owned subsidiary, CMA, to NuOasis Resorts for cash of $1,140,000, notes receivable from NPC aggregating $245,836, and a credit against the NuOasis Resorts intercompany account of $95,000.

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

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 1998
                                   (Unaudited)

$11.70 per share.  Additionally,
as consideration for granting the new option, NuOasis Resorts acquired the right to require Mr. Monterosso to purchase all or any remaining unexercised shares of the 100,000 Series B Shares in its entirety by September 1, 1998.

Closing on September 2, 1997, but effective June 30, 1997, Mr. Monterosso exercised the Amended Option to purchase 21,959 Series B Shares, at $72.20 per share, by payment to NuOasis Resorts of approximately$1,585,000. The 21,959 Series B Shares acquired may be immediately converted into 1,712,803 shares of restricted Group V common stock. Concurrent with the exercise of the Amended Option, Group V released NuOasis Resorts from liability, if any, arising from any events while NuOasis Resorts controlled Group, in exchange for approximately$1,585,000 of marketable securities ("Marketable Securities"). Subsequent to June 30, 1997, the Marketable Securities have been delivered from escrow and, accordingly, the consideration received by the Company has been presented in the accompanying unaudited consolidated condensed balance sheet as marketable securities. Additionally, such consideration has been accounted for as a capital contribution.

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

On January 20, 1998, the Company agreed with NuOasis Resorts to exchange the Marketable Securities for cash payment of $441,801, 3,600,000 unrestricted common shares of NuOasis Resorts, the offset of $392,748 in shareholder receivables from affiliates of NuOasis Resorts, and the offset of certain payments due to NuOasis Resorts by Mr. Monterosso. Mr. Monterosso has placed certain marketable securities in escrow to secure the payments offset on his behalf.

As a result of the Company's acquisition of NPC and the sales and purchases of the Series B Preferred Stock, as discussed above, a change in control of the Registrant has occurred and the Registrant is now no longer a controlled subsidiary of NuOasis Resorts.

UNIVERSAL NETWORK SERVICES, INC.

In September 1997, the Company agreed in principle to acquire a 50% convertible net profits interest ("Net Profits Interest") in Universal Network Services, Inc. ("UNSI"). NPC's Chief Operating Officer is a shareholder and officer of UNSI. The Net Profits Interest will provide the Company with up to 50% of UNSI's net operating profit and grant the Company the option to convert its Net Profits Interest into and equity interest of up to 100% of UNSI's issued and outstanding common stock. During the quarter ended March 31, 1998, the Company abandoned its acquisition of the Net Profits Interest in UNSI and recorded $22,500 in related professional services expense.

MAGNET TELECOM, INC.

In October 1997, the Company agreed in principle to purchase a fifty percent net
profits   interest  in  MagNet   Telecom,   Inc.   ("MTI")  a   privately   held
telecommunications  network  marketing  company and

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 1998
                                   (Unaudited)

an affiliate of UNSI. During
the quarter ended March 31, 1998, the Company abandoned its acquisition of an interest in MTI and recorded $19,066 in related general and administrative expense.

LOTTOWORLD, INC.

Also in October 1997, the Company and Lottoworld, Inc. agreed in principle to form a new joint venture company whereby Lottoworld will assign all of its publishing assets, including the Lottoworld Magazine, to the new joint venture company. As of the date of this report no agreements have been finalized.

ARK-TEL ASSET ACQUISITION

On May 15, 1998, and effective March 1, 1998, the Company acquired the telephone switching and platform assets and office equipment (the "Ark-Tel Assets") of Ark-Tel, Inc., a wholly owned subsidiary of UNSI, for total consideration of $323,940 in cash and the assumption of certain equipment leases. The leases expire over various periods through April 2003.

Based upon the lease terms, management has classified certain of the leases as capital leases and recorded $768,796 in related capital lease obligations. Management has estimated the fair market value of the Ark-Tel Assets at $1,054.996. The excess of the total consideration paid over the fair market value of the assets, $37,740, was recorded as goodwill and charged to expense during the quarter ended March 31, 1998. Management intends to continue to review its estimates regarding the assets acquired and may record adjustments thereto in the final quarter of the fiscal year.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONSLIQUIDITY AND CAPITAL RESOURCES

The Registrant has incurred net losses and negative cash flows from operating activities since its inception in 1988. The Registrant had cash and cash equivalents of approximately $291,482 and $677,525 as of March 31, 1998, and June 30, 1997, respectively, and working capital of $786,528 and $1,926,180 as of March 31, 1998, and June 30, 1997, respectively. The decrease in working capital is a direct result of cash used for operating activities. As of the date of this Report, the Registrant has no material commitments for capital expenditures.

Prior to the acquisition of NPC and sale of CMA, the Registrant received financial support from NuOasis Resorts, and was dependent upon NuOasis Resorts for future working capital. NuOasis Resorts is no longer a controlling parent and will no longer fund the Registrant. The Registrant's plan is to continue searching for additional sources of equity and working capital and new operating opportunities. In the interim, the Registrant's existence is dependent upon the success of NPC's HitLoTTo(TM) product, which has only recently begun to be marketed. The Registrant may need to utilize its working capital of $786,528 at March 31, 1998, and continue to utilize its common stock to support its financial obligations until sales of the HitLoTTo(TM) product reach profitable levels, if any. The Registrant is also pursuing other joint venture, merger or acquisition opportunities, which may provide additional capital resources during fiscal 1998.

ACQUISITIONS

During the quarter ended March 31, 1998, the Company terminated its agreements in principle with UNSI and MTI and acquired certain assets of an UNSI subsidiary (see Note 2 of the footnotes to accompanying unaudited consolidated condensed financial statements included elsewhere herein at Item 1).

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 1998
                                   (Unaudited)

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED
     MARCH 31, 1997

As a result of the acquisition of the Ark-Tel assets effective March 1, 1998, the Company reported revenues of $ 152,761 compared to no revenues in the same period last year.

Total general and administrative expenses increased by $152,409 or 168% during the quarter ended March 31, 1998, compared to the same period last year, as the Company began to staff its newly formed operating subsidiaries.

Professional services increased by $55,690 or 33% during the current quarter compared to the same period last year due to the increased services of attorneys, accountants and other advisors relating to acquisitions (see Note 2 of the footnotes to accompanying unaudited consolidated condensed financial statements included elsewhere herein at Item 1).

Net interest expense decreased by $58,307 during the current quarter resulting from the retirement of NPC pre-acquisition debt, interest on shareholder receivables, and interest earnings on the Company's money market bank accounts.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1998, TO THE NINE MONTHS ENDED
     MARCH 31, 1997

As a result of the acquisition of the Ark-Tel assets effective March 1, 1998, the Company reported revenues of $ 152,761 compared to no revenues in the same period last year.

Total general and administrative expenses increased by $486,766 or 394% during the nine months ended March 31, 1998, compared to the same period last year, primarily due to the inclusion of activities of NPC for the full current period compared to three months of the comparable prior period. Additionally, during the final month of the current period, the Company began to staff its new operations.

Professional services increased by $416,229 or 104% compared to the same period last year due to the increased services of attorneys, accountants and other advisors relating to (see Note 2 of the footnotes to accompanying unaudited consolidated condensed financial statements included elsewhere herein at Item
1).

Depreciation and amortization expense increased by $22,677 during the period resulting directly from the acquisition of depreciable assets of NPC and the Ark-Tel Assets.

Net interest expense decreased by $19,859 during the period resulting from the retirement of NPC pre-acquisition debt, interest on shareholder receivables, and interest earnings on the Company's money market bank accounts.

Cash used in operating activities increased to $833,665 for the nine months ended March 31, 1998, from $153,143 for the same period last year, which was primarily attributable to the acquisition of NPC (discussed above). Cash provided by financing activities of $247,400 for the nine months ended March 31, 1998, decreased from $158,809 for the same period last year, due to the collection of previously unrecorded receivables from NPC shareholders, resulting in a $187,200 reduction in amounts previously written off As excess cost over basis of net assets acquired.

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 1998
                                   (Unaudited)


PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On December 12, 1997, the Company received notice of a law suit filed by John D. Desbrow, former Officer and Director, against the Company for past services allegedly due in the amount of approximately $13,000.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to A Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

         EXHIBIT NO.                DESCRIPTION
                  27                Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


GROUP V CORPORATION (formerly, NUOASIS GAMING, INC.)

Dated: May 29, 1998  By:    /S/ JOSEPH MONTEROSSO
                           Joseph Monterosso, President and Chairman

Dated: May 29, 1998  By:   /S/ DENNIS D. HOUSTON
                           Dennis D. Houston, Director