Form 10KSB
period 1998-06-30
GROUP V CORP
filed 1999-04-19
CIK 828956

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 (Fee Required)

For the Fiscal Year Ended June 30, 1998          Commission file number: 0-18224
        -------


                               GROUP V CORPORATION
                         (formerly NUOASIS GAMING, INC.)


      Delaware                                         95-4176781
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                                1550 15th Street,
                             San Francisco CA 94103
                    (Address of Principal Executive Offices)

                                 (415) 575-0222
              (Registrant's Telephone Number, including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 Par Value

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


     The Registrant had operating revenues of $552,472 for the year ended June 30, 1998.

     As of December 31, 1998, the aggregate market value of the voting stock (based upon the average closing bid and asked prices in the over-the-counter market as quoted on NASD-OTC Bulletin Board as of December 31, 1998) held by non-affiliates was approximately $1,556,564.

       Class                                    Outstanding at December 31, 1998
Common Stock, $.01 par value                                 49,889,880 shares

                      Documents Incorporated by Reference:
                                      None

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I
Item 1    Description of Business .............................................1
Item 2    Description of Properties ...........................................7
Item 3    Legal Proceedings....................................................7
Item 4    Submission  of  Matters to a Vote of Security Holders................8

                                     PART II
Item 5    Market for Common Equity and Related Stockholder Matters ............8
Item 6    Management's Discussion and Analysis or Plan of Operation............9
Item 7    Financial Statements ...............................................10
Item 8    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure .............................10

                                    PART III
Item 9    Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act ..................10
Item 10   Executive Compensation .............................................15
Item 11   Security Ownership of Certain Beneficial Owners and Management .....17
Item 12   Certain Relationships and Related Transactions .....................18
Item 13   Exhibits and Reports on Form 8-K .................................. 22

ITEM 1.  DESCRIPTION OF BUSINESS.

General

     Group V Corporation (formerly, NuOasis Gaming, Inc.) ("Group V", the "Company", or the "Registrant") was originally incorporated in the State of Delaware in 1987. The Registrant has ongoing business enterprises within the one-plus and pre-paid telecommunications industry, lottery publications, pre-paid phone card supported lottery club play and network marketing operations. Group V has created a network of complementary companies who offer products and services of their own or who provide the marketing services to support the Company's interests. During the fiscal year ended June 30, 1997, the Registrant acquired National Pools Corporation, a developer of an electronic lottery group play system in state lotteries in the United States.

The Business and History of National Pools Corporation

     National Pools Corporation ("NPC") is a California corporation doing business at 550 15th Street, San Francisco, California 94103. The Company believes that NPC is the first company to have developed and marketed a pre-paid long distance phone card with an innovative free method of group lottery play as a value-added incentive to phone card purchase. The program developed by NPC is named "HitLoTTo(R)" and facilitates lottery club participation in a number of State Lotteries throughout the United States. The HitLoTTo(R) program uses a unique pre-paid phone card promotion, telecommunications, and proprietary computer software to organize and market electronic lottery clubs for lottery players to participate in various State Lotteries. The concept is simple. Buy a HitLoTTo card and get pre-paid long distance time-as you would with any phone card-plus free membership in lottery clubs for several State Lotteries, including the much sought-after Powerball drawings. This program provides players the opportunity to increase their chances of winning by 100 times by randomly joining each club participant with 99 other club members. NPC offers its proprietary HitLoTTo(R) service to the public through the sale of a pre-paid phone card, the "HitLoTTo(R) Club Card." The HitLoTTo(R) Club Card is sold at approved retail outlets in two denominations: $10 and $20. The HitLoTTo(R) Club Card is also distributed through the Company's wholly owned network marketing company, Premier Plus, Inc. and is supported through editorial coverage and advertising provided by the Company's lottery publication Lottery Insider Magazine. The Company's virtual HitLoTTo Club Card will soon debut on a number of established e-commerce websites. Each denomination of the HitLoTTo(R) Club Card features both competitively priced long distance calling and corresponding free lottery club plays, which act as a purchase incentive. The $10 HitLoTTo(R) Club Card offers the purchaser one free lottery club play and the $20 HitLoTTo(R) Club Card offers three lotteries club plays. Special marketing opportunities have increased the available lottery club plays to encourage participation in special market offers. To join a HitLoTTo(R) Club, callers dial 1-888-HitLoTTo(R), enter their Personal Identification Number ("PIN") found on the back of the card, and after selecting the appropriate menu function are automatically entered into the next available open lottery club of their choice; including Powerball, The Big Game, Florida and California State Lotteries.

     NPC administers the Clubs and purchases 100 state lottery tickets on behalf of the club members. Voice response computers automatically form clubs of players after callers enter their HitLoTTo(R) Club Card PIN and select the Club of their choice. HitLoTTo(R) Club membership is allowed only after the PIN, and appropriate account balance have been validated. Each club consists of one hundred $1.00 corresponding State Lottery tickets, and each HitLoTTo(R) Club is completed after receipt of 100 successful HitLoTTo(R) telephone calls. Each call equates to one HitLoTTo(R) lottery club plays, and is formed for the next available caller designated Super Lotto jackpot. Depending on the denomination of pre-paid phone card purchased, callers may make the corresponding value of long distance calls by selecting the appropriate menu option.

     NPC acts as an agent of the club member(callers) by coordinating the formation of groups of purchasers of lottery tickets. Once any of the available HitLoTTo(R) Clubs has 100 members the club is closed, the computer starts a new HitLoTTo(R) Club, and NPC purchases the 100 state lottery tickets on behalf of the just closed club. Tickets are official State Lottery machine generated "Quick Picks" and are always purchased in sequence (to avoid any manipulation of tickets). The HitLoTTo(R) Club is then associated with the corresponding 100 tickets. The first and last sequence numbers are entered into NPC's database to ensure the integrity of the club. Further, all tickets are endorsed and stamped with the company name, the club number, date and time. The physical tickets are placed in tamper proof storage until the validation process occurs the next business day after the official drawing when the winning numbers are confirmed. Winnings less than $599 are automatically credited to the player's HitLoTTo(R) Club Card and added to the available account balance. Winning clubs are also published on the Company's website- www. HitLoTTo(R).com. When a player has depleted the value of the HitLoTTo(R) Club Card to an insufficient level to participate in another HitLoTTo(R) Lottery Club, the remaining card balance can be transferred to a new HitLoTTo(R) Club Card. HitLoTTo(R) players are able to cash out their winnings at any time by calling the toll-free number and speaking with a customer service representative.

     Club winnings between $.01 and $599 are automatically credited to the player's HitLoTTo(R) Club Card one business day after the lottery draw. NPC will process winning tickets and claim prize winnings with the appropriate State Lottery on behalf of club members up to $599. When club winnings are over $600, NPC will provide the names of the individual winning club members to the state lottery by filling out the State Lottery Multiple Ownership Claim form. In general, a State Lottery will pay winnings in amounts between $600 and $1 million in a one-time payment directly to club members in accordance with the State Lottery's established policies and procedures. Prize amounts of $1 million or more are generally paid by the State Lottery directly to winners either over a 20 to 26 year period or in a single lump-sum payment. NPC does not participate in any winnings or prizes.

     NPC's objective is to attract 1.5% of the more than 100 million active lottery players in the U.S., spending $2.5 billion in average monthly lottery tickets purchases and have them become members of an NPC administered HitLoTTo(R) Club. During fiscal year 1998, U.S. lottery sales totaled 35.9 billion and more than half of all adult Americans bought at least one lottery ticket during that same period. The Company believes this to be a reasonable market share which can be attained by promoting convenient lottery play via the telephone, offering the ability to participate in State Lotteries otherwise unavailable and increasing a players chances of winning by a hundred fold.

     Furthering this effort, the Company recently entered into a joint venture agreement with CPNM/Internet Marketing Consortium to jointly promote and market the Company's new virtual HitLoTTo product through a network of 10 Internet retail affiliates. These established e-commerce websites anticipate driving more than 170 million hits in potential retail activity to the HitLoTTo product in the immediate future. Through a series of cross-promotional multi-media marketing efforts with CPNM/Internet Marketing, the Company's own e-commerce website will similarly expand the existing market channels for HitLoTTo and open access to the growing millions of Internet users who sign on daily.

     Although the electronic commerce /Internet portion of HitLoTTo sales is expected to grow exponentially, the company continues to work the traditional retail channel, aggressively recruiting distributors and sales agents through strategic placement of advertisements. The company also successfully participated in a leading pre-paid industry tradeshow and exposition, which generated considerable editorial exposure for both the product and the company. NPC has introduced the HitLoTTo(R) Club Card in selected areas in several states within the United States using local distributors, retail sales networks and through direct sales efforts of Premier Plus Independent Marketing Representatives. Marketed as "The Phone Card That Can Make You Rich", NPC has created awareness for the HitLoTTo(R) Club Card through a number of "free play" direct mail campaigns targeted to purchased lists of lottery enthusiasts, as well as other potential customers The Company's President has been a regularly featured guest on the Carl Cardasian syndicated radio talk show "Wall Street Direct", as well as providing media coverage for the Company with interviews in the "Wall Street Corporate Reporter", "MSNBC Business Video", "Smart Money Magazine", "Stockbroker Magazine", "Intele-Card News" and other significant news and media outlets. The Company has produced a variety of retail Point of Sale
(POS) materials to assist with the promotion and marketing of the HitLoTTo(R) Club Card. Additionally, the Company has provided its retail network with a number of education/training materials designed to educate the retailer and consumer on the benefits and features of this unique pre-paid phone card. To date, there have been 472 HitLoTTo(R) Clubs formed.

     In May 1998, the Company obtained a legal opinion from James D. Cullen, Esq., special counsel to Group V. After consideration and review of existing pre-paid calling card and rules for promotion, the legal and factual matters were found to be appropriate to distribute to all potential markets. The price of the HitLoTTo(R) Club Card does not include any consideration for the purchase and/or administration associated with the purchase of lottery tickets by NPC for any HitLoTTo(R) Club. Mr. Cullen cites various recent findings, most notably The Mississippi Gaming Commission v. Treasured Arts, Inc. 699 So. 2d 936, and the offering of a similar service by the Illinois Lottery.

     The precise legal and regulatory issues that have been raised by states in which NPC has on-going operations have been addressed accordingly by Mr. Cullen and others associated with Group V's advisory board. This board consists of the law firm of Bagatelos & Fadem and the former chairman of the lottery consulting division of KPMG Peat Marwick, as well as the firm of Cavalier and Associates, who have also been heavily involved in initiative campaigns for various State Lotteries, and a former State Lottery Director. Among other responsibilities, the Advisory board performs legal research and advises NPC concerning the law and regulatory climate in states with lotteries. Correspondence and consultations with lottery officials is being undertaken to define the program and to outline the marketing plans for the pre-paid phone card in each particular state.

     Based on its original configuration, operational in California as an 800 and 900 based electronic lottery group play system, NPC originally obtained three opinions on the legality of its HitLoTTo(R) program under the California Lottery Law from the law firm of Adkins, Rothman & Morris, the most recent in 1994. The 1994 opinion of Adkins, Rothman & Morris concluded that the intended business operations of NPC would not violate any criminal or statutory prohibition of the State of California, including the California State Lottery Act of 1984, as amended, or any regulation of any agency, municipality or subdivision of the State of California.

     The development of the HitLoTTo(R) program warrants reference to the fall of 1994, when after securing second round private debt financing, NPC tested the HitLoTTo(R) program in San Diego, California. In addition to establishing telephone lines in which players could call to enter lottery groups, a limited publicity and advertising campaign was launched in San Diego, as an attempt to secure retail outlets for the HitLoTTo(R) cards. NPC was able to successfully obtain publicity and place advertisements for its program in local media. Mailing to 1,200 convenience store operators, taverns and other possible retail outlets yielded a 3% positive response, i.e., the merchant agreed to become a HitLoTTo(R) retail outlet. Follow-up calls to those merchants (approximately 30 to 50 per day) resulted in a 50% favorable response from those called. One hundred lottery groups were formed on the 1-900-Hit-LoTToTM number, which was in operation for only a few days. The 1-800-HitLoTTo(R) number, which was not advertised or even able to form lottery groups, received 1,000 calls per hour during the few days the line was open. NPC assumes interested parties called this number rather than the 1-900-Hit-Lotto number to save money. While calls were answered automatically, callers could not enter lottery groups. Due to limited funding, the market test was restricted to several weeks of publicity and advertising and one week of operation. NPC's management deemed the results successful in that the HitLoTTo(R) program attracted media interest, retail vendors of HitLoTTo(R) cards proved receptive and, in the relatively limited time phone lines were open, customers appeared willing to play lottery games under the HitLoTTo(R) program in numbers sufficient to generate the minimum projected revenues in the NPC business plan.

     After the end of the market test of the HitLoTTo(R) program, NPC ceased publicity efforts and efforts to operate the program on a retail basis. Limited development of necessary software and other technical systems continued for several months. Lack of funds required further cut backs and reductions in operations. By early 1995, NPC had one full time employee, Joseph Monterosso ("Monterosso") as the President and Chief Executive Officer of NPC, who concentrated his efforts on raising capital and maintaining contacts with vendors and other providers of goods and services to NPC. Nominal amounts of capital were raised from NPC shareholders, both by short term loans, which have since been converted into equity, and additional stock purchases by NPC shareholders to allow NPC to operate.

     The Company's management is confident about the viability of the HitLoTTo(R) pre-paid phone card strategy for marketing the program and believes the acquisition of NPC represents an excellent opportunity for the Company. Further the HitLoTTo Club Card now represents the convergence of three dynamic industries; pre-paid telecommunications, lottery play and the Internet. However, the ultimate market acceptance of the HitLoTTo(R) program cannot be guaranteed. Although the HitLoTTo(R) program is registered and the system is proprietary, the Registrant expects competition from those who may have more personnel and greater financial resources than the Registrant.

National Pools Corporation

     On June 13, 1996, NuOasis Resorts, Inc. (formerly, Nona Morelli's II, Inc.), ("Nona"), ("NuOasis Resorts"), granted an option (the "Option") to Joseph Monterosso, the current President of the Company, to acquire 250,000 Series B Preferred Shares of Group V (the "Series B Shares") owned by NouOasis Resorts. The Option is exercisable at a price of $13.00 per share.

     On December 19, 1996, Group V entered into Stock Purchase Agreements with each of the shareholders of National Pools Corporation ("NPC ") pursuant to which Group V agreed to issue a series of Secured Promissory Notes (the "Notes") in the aggregate principal amount of $1,200,000 and 1,000,000 shares of Group V's restricted common stock to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC. The Notes are convertible into a maximum of 241,900,000 shares of Group V common stock. The conversion of the Notes is contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The terms of the conversion are, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted into 1,511,875 shares of restricted Group V common stock. The Notes are non-recourse to Group V, secured by the assets of NPC, bear interest at 8% per annum, and are due and payable on May 31, 1999. As part of this acquisition, NuOasis Resorts and Group V agreed to a debt assumption agreement whereby all Group V debt in excess of $20,000 on December 24, 1996, except for amounts owed to certain affiliates, which have been converted into shares of Group V common stock, was assumed by NuOasis Resorts. The NPC Stock Purchase Agreements closed on December 24, 1996.

     On June 13, 1997, Mr. Monterosso exercised the Option to purchase 128,041 Series B Shares, at $13.00 per share, by payment to NuOasis Resorts of approximately $1,665,000. The 128,041 Series B Shares acquired may be immediately converted into 9,987,198 shares of restricted Group V common stock. Additionally, on June 13, 1997, Group V sold its wholly owned subsidiary, CMA, Inc., to NuOasis Resorts for cash of $1,140,000, notes receivable from NPC aggregating $245,836 and a credit against the NuOasis Resorts intercompany account of $95,000.

     On August 22, 1997 and effective June 13, 1996, the Option was amended (the "Amended Option") to increase the exercise price for 21,959 of the Series B Preferred shares from $13.00 per share to $72.20 per share, or approximately $1,585,000 for the 21,959 shares of Series B Preferred Stock. The option to purchase the remaining 100,000 Series B Preferred shares was terminated.
Concurrently, NuOasis Resorts granted Mr. Monterosso a new option to purchase the remaining 100,000 Series B shares at an exercise price of $11.70 per share. Additionally, as consideration for granting the new option, NuOasis Resorts acquired the right to require Mr. Monterosso to purchase all or any remaining unexercised shares of the 100,000 Series B shares in its entirety by September 1, 1998.

     Closing on September 2, 1997, but effective June 30, 1997, Mr. Monterosso exercised the Amended Option to purchase 21,959 Series B Shares, at $72.20 per share, by payment to NuOasis Resorts of approximately $1,585,000. The 21,959 Series B Shares acquired may be immediately converted into 1,712,802 shares of restricted Group V common stock. Concurrent with the exercise of the Amended Option, Group V released NuOasis Resorts from liability, if any, arising from any events while NuOasis Resorts controlled Group V, in exchange for approximately $1,585,000 of marketable securities.

     On September 2, 1997, NuOasis Resorts sold to Mr. Monterosso 6,000,000 New Class D Warrants in consideration for a $1,800,000 promissory note secured by the New Class D Warrants, due in September 1998 (the "Warrant Note"). Each New Class D Warrant is exercisable at $1.00 per share and entitles Mr. Monterosso to receive, upon exercise, two shares of common stock, or a total of 12,000,000 common shares if all New Class D Warrants have been exercised. The New Class D Warrants expire on March 30, 2004, and to date, none of the New Class D Warrants have been exercised.

     On September 2, 1997, NuOasis Resorts granted to Mr. Monterosso an option to purchase 7,800,000 common shares of the Company exercisable at $0.15 per share after NuOasis Resorts' converted its remaining 100,000 shares of Series B Preferred Stock into 7,800,000 common shares.

      As a result of the acquisition of NPC and the sales and purchases of the Series B Preferred Stock, as discussed above, a change in control of the Registrant has occurred and the Registrant is now no longer a controlled subsidiary of NuOasis Resorts.

Universal Network Services, Inc.

     In September 1997, the Company agreed in principle to acquire a 50% convertible net profits interest ("Net Profits Interest") in Universal Network Services, Inc. ("UNSI"). NPC's Chief Operating Officer, Mr. Dennis Houston, is a shareholder and officer of UNSI. The Net Profits Interest would have provided the Company with up to 50% of UNSI's net operating profit and granted the Company the option to convert its Net Profits Interest into an equity interest of up to 100% of UNSI's issued and outstanding common stock. During the quarter ended March 31, 1998, the Company abandoned its acquisition of the Net Profits Interest in UNSI and recorded $22,500 in related professional service expense and in June 1998 terminated its employment agreement with Mr. Houston. UNSI is an interexchange carrier that provided telecommunications services to both residential and business customers throughout the United States and certain foreign countries. In August 1998, UNSI filed for protection under Chapter 11 of the U.S. Bankruptcy code and has subsequently been liquidated under Chapter 7 of the U.S. Bankruptcy Code.

Magnet Telecom, Inc.

     In October 1997, the Company agreed in principle to purchase a 50% net profits interest in Magnet Telecom, Inc. ("MTI"), a privately held telecommunications network marketing company and an affiliate of UNSI. During the quarter ended March 31, 1998, the Company abandoned its acquisition of an interest in MTI and recorded $19,066 in related general and administrative expense. MTI discontinued operations in December 1997.

Lottery Publication Corporation

     In October 1997, the Company and Lottoworld, Inc. agreed in principle to form a new joint venture company whereby Lottoworld would have assigned all of its publishing assets, including the Lottoworld Magazine, to the new joint venture. However, during the quarter ended March 31, 1998, the Company abandoned this plan and formed a wholly owned subsidiary, Lottery Publication Company
(LPC) which publishes Lottery Insider Magazine. Lottery Insider magazine is a monthly digest of player strategies, human-interest stories and tips and statistics of interest to all lottery players. A syndicated and award winning editorial team head the groundbreaking publication.

     LPC generated revenues of $2,650 for the year ended June 30, 1998.

Ark-Tel, Inc.

         On May 15, 1998, and effective March 1, 1998, the Company, through its newly formed wholly owned subsidiary, Academy Network Services, Inc. ("ANS"), acquired certain capital leases related to telephone switching and platform assets and office equipment (the "Ark-Tel Assets") of Ark-Tel, Inc., a wholly owned subsidiary of UNSI. Pursuant to the related Asset Purchase Agreement, the Company acquired assets with an estimated fair market value that approximated related lease obligations in exchange for the forgiveness of amounts owed to the Company of approximately $300,000. The excess of the total consideration paid over the estimated fair value of net assets acquired approximated $300,000 and was charged to expense during the year ended June 30, 1998. As a long distance carrier, ANS provides the full telecommunications, customer service and fulfillment support of the HitLoTTo(R) program as well as servicing the telecommunications and support service needs of the Company's other subsidiaries.

     ANS generated revenues of $237,983 for the year ended June 30, 1998.

Premier Plus, Inc.

     On April 7, 1998 the Company incorporated a new wholly-owned subsidiary, Premier Plus, Inc. (PPI), as a network marketing company which sells and distributes the Company's various telecommunication products and services, including custom pre-paid calling cards, pre-paid calling cards, One-Plus residential and business long distance services, Lottery Insider Magazine and NPC's HitLoTTo(R) program. Premier Plus has exclusive marketing and distribution rights with a number of leading sports and travel services providers. Premier Plus, Inc. operates through approximately 200 independent sales representatives nationwide who are centrally managed by the Company's operations in San Francisco, California

     PPI generated revenues of $341,571 for the year ended June 30, 1998.

Other Business History

         On January 13, 1994, the Registrant entered into a Stock Purchase and Business Combination Agreement (the "1994 Stock Purchase Agreement") with Nona and Nona's wholly owned subsidiary, Casino Management of America, Inc. ("CMA"), whereby the Registrant agreed to purchase all of the outstanding capital stock of CMA from NuOasis Resorts in exchange for the Registrant issuing to NuOasis Resorts a) 2,000,000 shares of common stock; b) 250,000 shares of Series B Convertible Preferred Stock; c) 6,000,000 New Class D common stock purchase warrants; and d) an option to purchase up to an additional 6,000,000 shares of common stock. The closing occurred on March 30, 1994 (the "Closing Date"), whereby CMA became a wholly owned subsidiary of the Registrant. The former Board of Directors, with the exception of Gary L. Blum, resigned and elected replacement Directors nominated by NuOasis Resorts.

     At the Closing, the Registrant issued to NuOasis Resorts, 2,000,000 shares of the Registrant's common stock, 250,000 shares of Series B Preferred Stock, 6,000,000 New Class D Warrants, and an option to purchase up to an additional 6,160,000 shares of the Registrant's common stock, exercisable under certain conditions (the "NuOasis Resorts Option"). A Certificate of Designations, Preferences and Rights, a Warrant Certificate and an Option Agreement setting forth the terms and conditions of the Series B Preferred Stock, the New Class D Warrants and the NuOasis Resorts Option, respectively, were prepared and approved by the Registrant prior to the Closing Date and were filed as Exhibits to a Current Report on Form 8-K dated March 31, 1994 and filed on April 11, 1994.

     In June 1997, the Company sold CMA back to NuOasis Resorts.

     As a result of the 1994 Stock Purchase Agreement with NuOasis Resorts, a change in voting control of the Registrant occurred in March 1994 and the Registrant effected the corporate name change to "NuOasis Gaming, Inc." on September 23, 1994. Based on 30,000,000 shares of common stock outstanding at September 30, 1994, NuOasis Resorts could vote 40.2% of the Registrant's voting securities by virtue of its ownership of 491,847 shares of common stock and 250,000 shares of Series B Preferred Stock, and the Registrant became, at that time, a controlled subsidiary of NuOasis Resorts, a publicly-held company whose shares are traded on NASD-OTC Bulletin Board.

Historical Operating Subsidiaries
      (1)Casino Management of America, Inc.

     CMA was formed for the purpose of acquiring gaming investments and businesses and did not have any significant operations during the last three fiscal years. CMA was sold to NuOasis Resorts in June 1997 (See NPC above).

     (2) NuOasis Las Vegas, Inc. and NuOasis Laughlin, Inc.

     NuOasis Las Vegas, Inc. and NuOasis Laughlin, Inc., both wholly owned subsidiaries of CMA did not have any operations during the last three fiscal years. NuOasis Las Vegas, Inc. and NuOasis Laughlin, Inc. were formed for the purpose of acquiring gaming assets in the metropolitan Las Vegas, Nevada and Laughlin, Nevada areas. NuOasis Las Vegas, Inc. and NuOasis Laughlin, Inc. were sold, as part of CMA, to NuOasis Resorts in June 1997.

Change In Fiscal Year

     During Fiscal 1996, the Registrant elected to change its fiscal year end from September 30 to June 30 to coincide with NuOasis Resorts' fiscal year end of June 30. The election of change in fiscal year was reported on a Current Report on Form 8-K filed on November 10, 1995.

ITEM 2.  DESCRIPTION OF PROPERTIES.

     (1) National Pools Corporation

         NPC leases office space in San Francisco, California. The San Francisco lease expires June 2002.

     (2) Lottery Publication Corporation

         LPC leases office space in Naples, Florida. The Naples lease expires April 1999

     (3) Academy Network Services, Inc.

         ANC leases office space in Springdale, Arkansas, and Little Rock, Arkansas. Both leases expire in March 2001.

ITEM 3.  LEGAL PROCEEDINGS

     On December 12, 1997, the Company received a lawsuit filed by John D. Desbrow, former Officer and Director, against the Company for past services allegedly due in the amount of approximately $13,000. This lawsuit has been settled with Mr. Desbrow for $7,500. Group V is seeking reimbursement from Nona in the amount of $7,500.

     On August 28, 1998, the Company received a lawsuit filed by Worldcom Network Services, Inc. to recover the sum of $2,208,362 allegedly due and owing as a result of a debt that the Company allegedly guaranteed on behalf of UNSI. The Company denies liability on the guarantee. A settlement conference has been set for May 21, 1999.

     On October 2, 1998 NPC received a Complaint (Pickett Communications Inc. v. National Pools Corporation) in San Francisco Superior Court, Case No. 998281, seeking unspecified monetary damages and challenging NPC's right to use the HitLoTTo(R) logo. The Company was not served with this complaint until November 25, 1998. The Company filed an Answer to the Complaint on April 1, 1999.

     On November 10, 1998, the Company filed legal action (Group V v. NuOasis Resorts, Inc; Nona Morelli's II, Inc.; NuOasis International, Inc.; Fred Luke, Jr.; Rocci Howe; Steven H. Dong; John D. Desbrow; Archer & Weed; Richard Weed) in San Francisco Superior Court, Case No. 999131. The suit alleges fraud and misrepresentation in the sale of securities, which were not qualified for sale and professional malpractice against legal counsel representing the Defendants in this transaction. All counsel have stipulated to a change in venue from San Francisco to Orange County Superior Court. As of this date, the San Francisco Court has transferred the file to the Orange County Court. However, the Orange County Court has not assigned a case number to the file as of yet.

     On January 6, 1999, the Company filed a lawsuit (Group V Corporation v. Dennis Houston) in San Francisco Superior Court, Case No. 300348. This Complaint alleges Breach of Fiduciary Duty by Mr. Houston for failing to disclose material facts in the Ark-Tel Asset Purchase Agreement which have resulted in the Company's being sued by Worldcom Network Services (see above).

     On February 19, 1999 the Company received a lawsuit filed (Accountemps and RHI Management Resources, Divisions of Robert Half International, Inc. v. Group V Corporation) in San Francisco Superior Court, Case No. 301366. This Complaint was filed for Breach of Contract to recover approximately $26,000 allegedly due and owing for temporary employment services. The Company denies liability for the amount claimed.

     On July 26, 1999, the Company filed a lawsuit (Group V Corporation v. Network Long Distance, Inc.)in the District Court, City and County of Denver, Case No. 97 CV 4131, Division 7. The complaint was filed against Network Long Distance, Inc. and their transfer agent to compel them to release the Network Long Distance shares received in the NuOasis Exchange Agreement. A five-day trial has been set to commence on September 13, 1999 in Denver, Colorado.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                           PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Registrant's common stock is listed on the NASD-OTC Bulletin Board where they currently trade under the symbol "GRPV". The Registrant's securities are not publicly traded on any other market. Set forth below are the high and low bid prices for the Common Stock of the Registrant for each quarterly period commencing July 1996:

                                 Bid Price of Common Stock
     Fiscal 1997                    Low       High

     Quarter ended 09/30/96         $.19     $.49
     Quarter ended 12/31/96         $.11     $.28
     Quarter ended 03/31/97         $.15     $.23
     Quarter ended 06/30/97         $.16     $.40

                                 Bid Price of Common Stock
     Fiscal 1998                    Low      High

     Quarter ended 09/30/97         $.20     $.22
     Quarter ended 12/31/97         $.14     $.16
     Quarter ended 03/31/98         $.13     $.16
     Quarter ended 06/30/98         $.09     $.11

     Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

     As of June 30, 1998, the Registrant had 3,297 shareholders of record and in excess of 2,000 persons who were beneficial shareholders of its common stock.

     The Registrant has never paid cash dividends on its common stock. At the present time, the Registrant's anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, in order to finance the development of its business. Dividends on common stock may not be paid unless provision has been made for payment of preferred dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

     The Registrant has incurred net losses and negative cash flows from operating activities since its inception in 1988. The Registrant had cash and cash equivalents of approximately $62,408 and $677,525 as of June 30, 1998 and 1997, respectively, and working capital of $(2,523,352) and $1,926,180 as of June 30, 1998 and 1997, respectively.

     Prior to the acquisition of NPC and sale of CMA, the Registrant received financial support from NuOasis Resorts, and was dependent upon NuOasis Resorts for future working capital. NuOasis Resorts is no longer a controlling parent and will no longer fund the Registrant. The Registrant's plan of operation is to actively search for additional sources of equity financing and new operating opportunities. Subsequent to June 30, 1998, the Company raised gross proceeds of $575,900 in a private placement of 14,120,019 shares of its common stock. In addition, the Company expects that cash provided from operating activities will increase as the products sold by the Company's newly formed wholly owned subsidiaries gain market acceptance. The Company intends to operate with minimal fixed overhead expenses and to use its common stock to satisfy it financial obligations when possible. Ultimately, the Company's continued existence is dependent upon the Company's successful development of NPC's HitLoTTo(R) product and the ability of ANS to increase revenues and cash flow through Pre-paid calling card sales and One Plus long distance services to achieve profitable operations. Management expects the limited resources of the Company to cause significant strain on the Company's financial, technical and other resources.

     The Registrant is also pursuing other joint venture, merger or acquisition opportunities that may provide additional capital resources during fiscal 1999.

Year 2000 Compliance

     The Company does not believe that the impact of the year 2000 computer issue will have a significant impact on its consolidated operations or consolidated financial position. Also, the Company does not believe that it will be required to significantly modify its internal computer systems, equipment or products. However, if internal systems do not correctly recognize date information when the year changes to 2000, there could be adverse impact on the Company's consolidated operations. There can be no assurance that another entity's failure to ensure year 2000 capability would not have an adverse effect on the Company.

     The vendor of the respective systems will upgrade and test all telecommunications systems operated by the Company by the end of the second quarter CY1999. At which time, compliance certificates from the vendors will be on file at the Company's corporate offices. However, the Company is contracting with other telecommunications carriers to run the Company's traffic using their compliant telecommunications platforms in order the guarantee year 2000 compliance by the end of the third quarter CY1999.

     All of the Company's hardware and software will be year 2000 compliant by the end of the third quarter 1999. These systems include all finance and general business computers, network file servers and database servers. The Company's information technology department will perform all necessary hardware and software upgrades and year 2000 tests.

ITEM 7.       FINANCIAL STATEMENTS

     Financial Statements are referred to in Item 13(a) and listed in the Index to Consolidated Financial Statements filed as part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     A Current Report on Form 8-K dated July 3, 1997 was filed on July 9, 1997, reporting a change of accountants on July 3, 1997 from Raimondo Pettit & Glassman to Haskell & White LLP.

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

                          PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a)  Identification of Directors and Executive Officers

     The Registrant, pursuant to its bylaws, maintains a Board of Directors of between one and twenty-five directors and officers, comprised of President, Secretary and Chief Financial Officer. The same person may hold any two or more officer positions. The directors and officers during fiscal year 1998 and fiscal year 1997 are as follows:

------------------------------------------------------------------------------
                  Position Held
     Name       with the RegistraAge    Dates of Service
------------------------------------------------------------------------------
Fred G. Luke    Chairman of      52 March 30, 1994 to August 8, 1997
                the Board and
                President;          March 30, 1994 to November 25, 1996
                Chief Financial     March 30, 1994 to October 24, 1994
                Officer
------------------------------------------------------------------------------
John D. Desbrow Secretary        43 March 30, 1994 to July 20, 1994 and
                                    November 8, 1994 to May 9, 1997
                Director            March 30, 1994 to July 20, 1994
------------------------------------------------------------------------------
Steven H. Dong  Chief Financial  32 July 16, 1995 to Jan 8, 1998
                 Officer
------------------------------------------------------------------------------
Joseph          Director and     50 November 25, 1996 to Present
Monterosso      President
                Chairman of         August 8, 1997 to Present
                the Board
------------------------------------------------------------------------------
Royce Warren    Director         57 May 5, 1997 to August 8, 1997
------------------------------------------------------------------------------
Dennis Houston  Director         54 August 8, 1997 to Present
                Chief Operating     July 1, 1997 to June 29, 1998
                Officer
------------------------------------------------------------------------------
Paula Amanda    Director         47 May 5, 1997 to June 30, 1997
------------------------------------------------------------------------------
Leland Rees     Director         48 May 5, 1997 to December 10, 1998
------------------------------------------------------------------------------
Russell F.      Director         43 September 23, 1998 to Present
McCann, Jr.
------------------------------------------------------------------------------
     All directors of the Registrant hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Vacancies in the Board of Directors are filled by the remaining members of the Board until the next annual meeting of shareholders. The same current Directors stand for election at the Registrant's next annual meeting. The officers of the Registrant are elected by the Board of Directors at its first meeting after each annual meeting of the Registrant's shareholders and serve at the discretion of the Board of Directors or until their earlier resignation or death.

     Directors are elected by a favorable vote of a plurality of the shares of voting stock present, entitled to vote, and actually voting, in person or by proxy, at the Annual Meeting. Accordingly, abstentions or broker non-voters as to the election of Directors do not affect the election of the candidates receiving the plurality of votes. Properly executed, unrevoked proxies will be voted FOR election of the above-named nominees unless the stockholders indicate that the proxy shall not be voted for any one or all of the nominees.

(b)  Business Experience

The following is a brief account of the business experience for at least the past five years of each director, director nominee and executive officer of the Registrant, including principal occupations and employment during that period, and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

Current Directors and Officers

Joseph Monterosso: Mr. Monterosso has used his entrepreneurial skills to launch a variety of companies over the past 25 years, culminating with National Pools Corporation in 1992. Prior to NPC, Monterosso embarked upon fulfilling his lifelong dream of producing his own automobile after attending the Geneva Auto Show in 1986. After raising over $45 million for funding, Monterosso founded LAFORZA AUTOMOBILES, INC., which produced a four-wheel drive sport utility vehicle for the luxury market and established a new mark in four-wheel drive sport vehicles. Monterosso conceived the concept of a new kind of Sports Utility Four Wheel Drive Vehicle when he discovered a unique Italian Sports Utility
Vehicle at the Geneva Auto Show in 1986. Monterosso negotiated the design, licensing and purchase of the body stamps and dies from the manufacturer and contracted Pininfarina in Turin to produce the automobile. Monterosso raised the capital through U.S. investors and European partners. Monterosso negotiated all vendor contracts in the U.S. and Italy, including the lengthy and delicate negotiations with Ford to supply the power train and warranty. Monterosso headed AutoItalia SpA, of Turin, the company that produced the automobile. Monterosso supervised the redesign of the automobile to meet U.S. Department of Transportation specifications and market expectations. Designing the interior and the wheels himself, Monterosso resided in Turin at this time, commuting monthly to his home in California, overseeing the production and delivery of the automobile to the U.S.

Upon production of the finished body, interior and chassis in Turin, the LaForza was flown to an after market assembler located in Detroit to receive the Ford engine, drive train and electronics. A final fit and finish was done and the LaForza was then delivered directly to the U.S. distributor, LaForza Automobiles Inc., of Hayward, CA. LaForza Automobiles was independent of the Italian production company, and was operated by a President and CPA. In late 1989, LaForza Automobiles Inc., caught in the market downturn and resulting capital crunch, could not finance their marketing operation and filed for bankruptcy protection and ceased doing business, eventually being liquidated. Monterosso tried to salvage the situation by seeking capital for the U.S. company, but was unsuccessful as he was given only weeks notice of the impending financial shortfall. Without a distribution network, Monterosso closed down the production of the automobile, paid AutoItalia's creditors and shelved the designs for the next generation of the automobile that were in process and returned to California in Mid-1990.

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

In June 1979, Monterosso was named Sales and Operating Vice President for Tony Ward, Inc., an importer of forklifts from Japan. Monterosso left Tony Ward, Inc. to found North American Forklift, Inc. in July 1980. While living in Australia from 1970 - 1979, Monterosso founded three successful firms including a company that manufactured custom wheels and imported accessories for off-road sport vehicles, which was subsequently sold to Ford Motor Corporation in 1979.

Dennis D. Houston: Mr. Houston has served as Chief Operating Officer since July 1, 1997 and as a Director since August 8, 1997. In 1996, Mr. Houston joined the Chesapeake and Potomac Telephone Co. (a former Bell Operating Company) as a telecommunications consultant. He progressed through various executive management positions in several of the (former) Bell Operating Companies before moving to AT&T headquarters in New York City. His tenure with the Bell System provided him with responsibilities and experience in commercial operations, business office operations, network design, pricing, profitability, public relations, personnel, Capitol Hill liaison, finance, sales and marketing. With the advent of divestiture, Mr. Houston formed his own company initially specializing in acquisitions and importing and exporting of telecommunication equipment. Subsequently he formed several companies, including an organization to franchise long distance companies, as well as the acquisition of financially distressed telecommunications companies. In 1989, he led a group to acquire the controlling interests in Uni-Net, Inc., a telecommunications holding company, and subsequently merged its long distance telephone interests with Discount Communications Services to help form the Universal Network Services organization. In August 1998, Universal Network Services filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

Russell F. McCann, Jr.: Mr. McCann is President and CEO of Actio Software Corporation. Co-founded in 1996 by Mr. McCann, Actio is a pioneer in providing MSDS subscription services and chemical management services via the Internet. The company maintains a sophisticated MSDS database supporting a variety of MSDS standards. The database is the backbone of a chemical management and reporting system, which is used to automatically comply with a wide range of local, state and federal regulations.

Previous to Actio, Mr. McCann was Co-founder, President and CEO of Ares Software Corporation. Ares invented and patented a parametric font technology that used a single font outline that could be manipulated into a wide range of typeface designs. This compact means of representing typefaces enabled printer manufacturers to increase the number of typefaces offered in their printers while simultaneously reducing memory requirements. Ares also had a wide range of award winning Microsoft Windows and Apple Macintosh shrink-wrap software products that were widely distributed through mail order resellers and computer retailers. Ares Software Corporation was acquired by Adobe Systems Incorporated in 1995.

Prior to Ares, Mr. McCann was Vice President of Marketing and Sales for Emerald City Software. Emerald City Software produced software development tools for Apple Macintosh and NeXT computer platforms and developed shrink-wrap software products designed to produce special typographic and 3 dimensional effects using an Adobe PostScript printer. Under Mr. McCann's marketing and sales leadership, sales of Emerald City products increased 600% over a 1-year period. Emerald City was acquired by Adobe Systems in March 1990.

Before joining Emerald City Software, Mr. McCann was Marketing Manager, International Marketing Manager and Manager of Product Marketing for Letraset Graphic Design Software. Letraset was a subsidiary of Esselte Business Systems and produced a wide range of products for the graphics arts industry. Mr. McCann was responsible for setting up all national and international distribution and was instrumental in developing the product strategy designed to move Letraset from a traditional graphic arts products company to a producer of graphic design software.

Preceding Letraset he was President and Co-founder of Boston Software Publishers. Boston Software Publishers developed the first commercially shipping software product for the Apple Macintosh. The software product, MacPublisher, helped define the desktop publishing software category. Letraset acquired Boston Software Publishers in 1986.

Mr. McCann's first position after completing graduate school in 1982 was at Omni Communications. Omni was a radio common carrier and cellular telephone licensee in Massachusetts. While at Omni, Mr. McCann founded the Voice Exchange, an Omni subsidiary, which was the first voice store and forward service bureau in the northeast. The Voice Exchange used VMX voice messaging technology, enabling hundreds of sales and customer service professionals a means of communicating with their customers throughout the country. The Voice Exchange was profitable within 8 months of establishment.

He has a Bachelor of Science with high honors in political science and economics and an MBA in finance and marketing from Northeastern University and specialized marketing studies from the Sloan School of Management at MIT.

Former Directors and Officers

Leland E. Rees: In his role as Chairman of National Pools Corporation's Advisory Board, Leland E. Rees brought strong experience in government, public affairs and finance. He was most recently with Rees and Associates, Inc., a legislative advocacy and governmental affairs firm in Sacramento representing corporations, non-profit organizations and several associations. Rees remains an officer and director of Rees and Associates, Inc, which is wholly owned by he and his wife. Rees has a strong background in finance and banking, as well as both public and private accounting. He worked for five years in corporate banking helping to finance large mergers and was the lead lending officer as well as training officer for both credit analysis and corporate finance. He was invited by the government of the Philippine Islands to instruct a two-week seminar on "Financing Cooperatives" where he spoke to an audience of 100 bankers, attorneys and accountants. Rees then spent 12 years with a Fortune 200 company negotiating large, complex, domestic and international, government and commercial contracts for missile systems and specialty chemicals. Rees joined that firm to start a specialty chemical company which grew to a $20 million/year firm and was merged into its parent. Rees is a founder and a major stockholder of Ventura County National Bank in Oxnard, California. He holds a bachelor's degree in Accounting from the University of Washington in Seattle, Washington and a master's degree in Finance from Governor's State University in Park Forest South, Illinois.

Fred G. Luke: Mr. Luke was Chairman of the Board and President of the Registrant since March 30, 1994 through August 8, 1997, and November 25, 1996, respectively. Mr. Luke has over twenty-six (26) years of experience in domestic and international financing and the management of privately and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Executive Officer and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his former position with the Registrant, Mr. Luke currently serves as Chairman and Chief Executive Officer of the Registrant's former parent company, Nona, as well as Chairman and President of NuVen Advisors, Inc., ("NuVen Advisors"), President and Director of The Toen Group, Inc. ("Toen"), President of Hart Industries, Inc. ("Hart"), and Chairman and President of Diversified Land & Exploration Co. ("DL&E"). Both Hart, DL&E and Toen are public companies, which were formerly traded on NASDAQ or the OTC Bulletin Board. None have ongoing operations. NuVen Advisors provides managerial, acquisition and administrative services to public and private companies including Nona, Hart, Toen and formerly the Registrant. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

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

Steven H. Dong: Mr. Dong served as Chief Financial Officer of the Registrant, since July 16, 1995 through January 1998. Mr. Dong, a Certified Public Accountant, previously worked with the international accounting firm of Coopers & Lybrand LLP since 1988. As a Business Assurance Manager with Coopers & Lybrand LLP, Mr. Dong's experience consisted of providing financial accounting and consulting services to privately and publicly held companies. Additionally, Mr. Dong served as Chief Financial Officer of Nona Morelli's II, Inc. from July 16, 1995 through June 30, 1997 and of Hart Industries, Inc. and The Toen Group, Inc. from April 24, 1996 through June 30, 1997. Mr. Dong received his Bachelor of Science degree in Accounting from Babson College in 1988 and is a member in good standing with the California Society of Certified Public Accountants and American Institute of Certified Public Accountants.

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

     Based solely on review of the copies of such forms furnished to the Registrant, or representations that no Forms 5 were required or filed, the Registrant believes that during the periods from June 30, 1997 through June 30, 1998, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

(a)  Summary Compensation Table

     The following summary compensation table sets forth in summary form the compensation received during each of the Registrant's last three completed fiscal years by the Registrant's President. No other executive earned in excess of $100,000.

                                      ------------------------------------------
                                           LONG        TERM        COMPENSATION
                    ------------------------------------------------------------
                    ANNUAL COMPENSATION    Awards               Payouts
--------------------------------------------------------------------------------
                                   Other   Restricted                   All
  Name and   Fiscal                Annual  Stock              LTIP     Other
 Principal   Year   Salary  Bonus  Comp    Awards   Options  Payout Compensation
  Position          ($)     ($)    ($)     ($)       (#)       ($)        ($)
--------------------------------------------------------------------------------

Joseph       1998   $175,000   -    -       -          -         -         -
Monterosso   1997   $ 77,083(1)-    -       -          -         -         -
President &  1996          -   -    -       -          -         -         -
Director
(11-25-96
through
present)
--------------------------------------------------------------------------------
(1)Amounts incurred for fiscal year 1997 represent salary from December 24,1996, through June 30, 1997; NPC was acquired on December 24, 1996.

(b) Option and Long Term Compensation

     During fiscal year 1998 there were no options exercised.

 (c) Pension Plans and Other Benefit or Actuarial Plans

     The Registrant has no annuity, pension or retirement plans or other plans for which benefits are based on actuarial computations.

(d)  Employment, Consulting and Advisory Management Contracts

Current Officers and Directors

On April 1, 1994, NPC entered into an employment agreement with Joseph Monterosso to serve as the Company's Chief Executive Officer. In conjunction with the acquisition of NPC, Mr. Monterosso became the Company's President and Director on November 25, 1996, and Chairman on August 8, 1997. Subsequent to June 30, 1997, the Board ratified the agreement with Mr. Monterosso. The agreement initially compensates Mr. Monterosso $125,000 per annum and $250,000 per annum upon the first sale of the Company's HitLoTTo(R) Club Card, payable in cash or in common stock of the Company. The first sale of the Company's HitLoTTo(R) Club Card occurred in February 1998.

Effective July 1, 1997, the Company entered into an employment agreement with Dennis Houston to serve as the Company's Chief Operating Officer and a Director. The agreement compensated Mr. Houston at the rate of $100,000 per annum through December 31, 1997, and at the rate of $200,000 per annum through June 30, 2000, payable in cash or in common stock. The agreement also granted Mr. Houston an option to purchase 5,250,000 common shares of the Company at an exercise price of $0.50 per share and participation in the Company's management bonus program. The employment agreement and the option to purchase the 5,250,000 common shares were both terminated and revoked in June 1998 with Mr. Houston's departure.

Former Officers and Directors

In August 1995, the Company entered into an employment agreement with Fred G. Luke, the Company's former Chairman and President. Mr. Luke served as the Company's Chairman and President since approximately March 31, 1994 through August 8, 1997, and November 25, 1997, respectively. The terms of the employment agreement call for Mr. Luke to receive $4,500 per month, retroactive to April 1, 1994, for five (5) years as a base salary; and grant him an option to purchase 3,000,000 shares of the Company's common stock at an exercise price of $.12 per share. In May 1997, 198,715 common shares were issued in settlement of all amounts owed to Mr. Luke as of May 5, 1997. The Company expensed $54,000 and $40,500 during Fiscal 1997 and 1996, respectively, and had no amounts due to Mr. Luke as of June 30, 1997. Mr. Luke's employment agreement was terminated effective May 5, 1997.

Effective April 1, 1996, the Company renewed a consulting agreement with John D. Desbrow, through March 31, 1997, to perform legal services and to hold the office of Secretary. Under the renewed consulting agreement the Company contracted to pay Mr. Desbrow $75,000 per annum for the renewal term payable in the Company's common stock. In May 1997, 102,030 common shares were issued in settlement of all amounts owed to Mr. Desbrow as of May 5, 1997. Under the terms of the consulting agreement, Mr. Desbrow invoiced the Company and applied the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under Section 16 (b), Mr. Desbrow and the Company have agreed the price paid for the shares is deemed to be $75,000. The Company expensed $62,500 and $43,750, during Fiscal 1997, and had no amounts due to Mr. Desbrow as of June 30, 1997. Mr. Desbrow's renewed consulting agreement was terminated on May 5, 1997.

In July 1996, the Company renewed a consulting agreement with Steven H. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1997. Pursuant to the renewed consulting agreement the Company agreed to pay Mr. Dong $39,000 per annum in cash or in the Company's common stock, payable monthly in arrears. In May 1997, 237,500 common shares were issued in settlement of all amounts owed to Mr. Dong as of May 5, 1997. Under the terms of the renewed consulting agreement, Mr. Dong invoices the Company and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under
Section 16 (b), Mr. Dong and the Company have agreed the price paid for the shares is deemed to be $39,000. The Company expensed $39,000 during Fiscal 1997 and had no amounts due to Mr. Dong as of June 30, 1998. Mr. Dong's renewed consulting agreement was terminated effective May 5, 1997. Effective July 1, 1997, the Company entered into an employment agreement with Steven Dong to serve as the Company's Chief Financial Officer. The agreement compensates Mr. Dong $105,000 per annum through June 30, 1998, and $125,000 per annum through June 30,1999, payable in cash or in common stock of the Company. The agreement also granted Mr. Dong an option to purchase 800,000 common shares of the Company at an exercise price of $0.50 per share and participation in the Company's management bonus program. This agreement was terminated and the option to purchase 800,000 shares was revoked with the departure of Mr. Dong on January 8, 1999.

The Luke Family Trust and Lawver Corp. owns 93% and 7%, respectively, of NuVen Advisors. Fred G. Luke, as trustee of the Luke Trust, controls the Luke Trust and Mr. Jon Lawver is the majority shareholder of Lawver Corp. and thereby controls Lawver Corp. Effective October 1, 1995, Group V and CMA renewed an Advisory and Management Agreements with NuVen Advisors for the engagement of NuVen Advisors to perform professional services for Fiscal 1997 and 1996. Pursuant to such renewal, Group V and CMA agreed to pay NuVen Advisors $120,000 annually, payable monthly in arrears. In May 1997, 787,180 common shares were issued in settlement of all amounts owed to NuVen Advisors as of May 5, 1997. The Company expensed $240,000 during Fiscal 1997, and had no amounts due to NuVen Advisors as of June 30, 1997. NuVen Advisors' agreement terminated, as it relates to Group V, was effective May 5, 1997.

During fiscal year 1994, the Company entered into an agreement with Structure America, Inc. ("SAI") to issue 1,000,000 shares for consulting services. Such services were rendered during fiscal 1995. During fiscal year 1996, the Company entered into another agreement with SAI to perform consulting services. Pursuant to such agreement, the Company agreed to issue 1,000,000 common shares of the Company to SAI and granted SAI an option to purchase 1,000,000 common shares of the Company, exercisable at $.12 per share. In May 1997, 1,000,000 common shares were issued in settlement of all amounts owed to SAI as of May 5, 1997. The Registrant expensed $200,000 during fiscal year 1997, and had no amounts due to SAI as of June 30, 1997. SAI's agreement was terminated effective May 5,1997.

 (e) Director Compensation

     The Registrant has no standard arrangements by which its directors are compensated.

(f)  Interlocking Relationships of Directors

     As of the date of this Report, there are no interlocking relationships of Directors.

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 31, 1998, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more of the Registrant's voting securities and each officer, director, director nominees, and all officers and directors as a group. Unless otherwise indicated, each person has beneficial voting and investment power with respect to the shares owned.


                        Shares of Common
                              Stock
                          Beneficially
                             Owned

Name and Addresses of    Number  Percentage
Beneficial Owners

Joseph Monterosso       1,434,654    2%
550 15th Street
San Francisco, CA 94103

Russell F. McCann, Jr.  7,089,347    7%
550 15th Street
San Francisco, CA
94103


All directors and       8,524,001    9%
executive officers as
a group


     The following table sets forth, as of December 31, 1998, the Series B Preferred Stock and 14% Preferred Stock ownership of all holders of more than five percent of the Series B Preferred Stock and 14% Preferred Stock of the Registrant. No officers or directors own any shares of the 14% Preferred Stock.


                                Shares of Series
                               B Preferred Stock
                               Beneficially Owned

    Name and Address of         Number  Percentage
    Beneficial Owner

    Burt Boeckmann                9,750       6.5%

    Dano Construction             9,508       9.0%

    Marcy McCann                 13,492       8.9%

    Kenneth Steiner               9,904       6.6%

    UNSI                         21,959      14.6%

    Joseph Monterosso            18,393      12.3%

                                    Shares of
                                 Preferred Stock
                               Beneficially Owned

    Raymond C. Kitely            30,000      17.6%
    20079 Glen Arbor Court
    Saratoga, CA  95070

    Eli Moshe                    10,000       5.9%
    110 S. Sweetzer, No. 301
    Los Angeles, CA   90048

    Walter K. Theis,  M.D.       20,000      11.8%
    1200 Corsica Drive
    Pacific Palisades,  CA
    90272

    David Seror,                 77,500      45.6%
    Chapter 7 Trustee for the
    Estate   of David A.
    Paletz
    221 N. Figueroa St.,
    Room 800
    Los Angeles, CA  90012

    Neil Miller                  15,000       8.8%
    2790 Forrester Drive
    Los Angeles, CA  90064

    David Sheetrit               10,000       5.9%
    c/o Moshe Shram
    929 East Fourteenth Street
    Los Angeles, CA   90021


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

a)    Acquisition of Ark-Tel, Inc. Capital Leases

         On May 15, 1998, and effective March 1, 1998, the Company, through its newly formed wholly owned subsidiary, Academy Network Services, Inc. ("ANS"), acquired certain capital leases related to telephone switching and platform assets and office equipment (the "Ark-Tel Assets") of Ark-Tel, Inc., a wholly owned subsidiary of UNSI. Pursuant to the related Asset Purchase Agreement, the Company acquired assets with an estimated fair market value that approximated related lease obligations in exchange for the forgiveness of amounts owed to the Company of approximately $300,000. The excess of the total consideration paid over the estimated fair value of net assets acquired approximated $300,000 and was charged to expense during the year ended June 30, 1998. As a long distance carrier, ANS provides the full telecommunications, customer service and fulfillment support of the HitLoTTo(R) program as well as servicing the telecommunications and support service needs of the Company's other subsidiaries.

     ANS generated revenues of $237,983 for the year ended June 30, 1998.

b)    NuOasis Exchange Agreement

In October 1997, the Company entered into an Exchange Agreement with NuOasis Resorts, Inc. in which the Company exchanged marketable securities with a net book value of $1,585,000 for $700,000 in cash, a $500,000 6% secured promissory note receivable and 3,600,000 shares of common stock of NuOasis. Upon the closing of this Exchange Agreement, the Company received cash from NuOasis of $441,801 and the remaining cash balance that was provided for in the Exchange Agreement of $258,199 was applied against amounts Mr. Monterosso owed to NuOasis pursuant to the Amended Option and the Warrant Note. Furthermore, the $500,000 6% secured promissory note receivable was also applied against amounts Mr. Monterosso owed to NuOasis pursuant to the Amended Option and the Warrant Note. Subsequently Mr. Monterosso has assigned all his rights to the Series D Warrant and Option.

(c)   Due to Stockholders

     The Company's consolidated financial statements as of June 30, 1997 and for the year then ended have been restated to reflect a liability that existed to certain stockholders who contributed funds that permitted the Company to settle certain NPC debts at significant discounts. In December 1998, the Company's Board of Directors approved the issuance of 23,642,606 shares of the Company's common stock to these stockholders. The Company recorded a related liability based on the estimated fair value of the shares issued in the amount of $354,639 as of June 30, 1997.

d)   Issuance of Options and Warrant Purchase Agreement

     On June 13, 1996, NuOasis Resorts, Inc. ("NuOasis Resorts"), the then controlling parent of Group V, granted an option (the "Option") to Joseph Monterosso, the current President of the Company, to acquire 250,000 Series B Preferred Shares of Group V (the "Series B Shares") owned by NuOasis Resorts. The Option is exercisable at a price of $13.00 per share.

     On December 19, 1996, Group V entered into Stock Purchase Agreements with each of the shareholders of NPC pursuant to which Group V agreed to issue a series of Secured Promissory Notes (the "Notes") in the aggregate principal amount of $1,200,000 and 1,000,000 shares of Group V's restricted common stock to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC. The Notes are convertible into a maximum of 241,900,000 shares of Group V common stock. The conversion of the notes is contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The terms of the conversion are, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted into 1,511,875 shares of restricted Group V common stock. The Notes are non-recourse to Group V, secured by the assets of NPC, bear interest at 8% per annum, and are due and payable on May 31, 1999. As part of this acquisition, NuOasis Resorts and Group V agreed to a debt assumption agreement whereby all Group V debt in excess of $20,000 on December 24, 1996, except for amounts owed to certain affiliates, which have been converted into shares of Group V common stock, was assumed by NuOasis Resorts. The NPC Stock Purchase Agreements closed on December 24, 1996.

     On June 13, 1997, Mr. Monterosso exercised the Option to purchase 128,041 Series B Shares, at $13.00 per share, by payment to NuOasis Resorts of approximately $1,665,000. The 128,041 Series B Shares acquired may be immediately converted into 9,987,198 shares of restricted Group V common stock. Additionally, on June 13, 1997, Group V sold its wholly owned subsidiary, CMA, Inc., to NuOasis Resorts for cash of $1,140,000, notes receivable for NPC aggregating $245,836 and a credit against the NuOasis Resorts intercompany account of $95,000.

     On August 22, 1997 and effective June 13, 1996, the Option was amended (the "Amended Option") to increase the exercise price for 21,959 of the Series B Preferred shares from $13.00 per share to $72.20 per share, or approximately $1,585,000 for the 21,959 shares of Series B Preferred Stock. The option to purchase the remaining 100,000 Series B Preferred shares was terminated.
Concurrently, NuOasis Resorts granted Mr. Monterosso a new option to purchase the remaining 100,000 Series B shares at an exercise price of $11.70 per share. Additionally, as consideration for granting the new option, NuOasis Resorts acquired the right to require Mr. Monterosso to purchase all or any remaining unexercised shares of the 100,000 Series B shares in its entirety by September 1, 1998.

     Closing on September 2, 1997, but effective June 30, 1997, Mr. Monterosso exercised the Amended Option to purchase 21,959 Series B Shares, at $72.20 per share, by payment to NuOasis Resorts of approximately $1,585,000. The 21,959 Series B Shares acquired may be immediately converted into 1,712,802 shares of restricted Group V common stock. Concurrent with the exercise of the Amended Option, Group V released NuOasis Resorts from liability, if any, arising from any events while NuOasis Resorts controlled Group V, in exchange for approximately $1,585,000 of marketable securities.

     On September 2, 1997, NuOasis Resorts sold to Mr. Monterosso 6,000,000 New Class D Warrants in consideration for a $1,800,000 promissory note secured by the New Class D Warrants, due in September 1998. Each New Class D Warrant is exercisable at $1.00 per share and entitles Mr. Monterosso to receive, upon exercise, two shares of common stock, or a total of 12,000,000 common shares if all New Class D Warrants have been exercised. The New Class D Warrants expire on March 30, 2004, and to date, none of the New Class D Warrants have been exercised.

     On September 2, 1997, NuOasis Resorts granted to Mr. Monterosso an option to purchase 7,800,000 common shares of the Company exercisable at $0.15 per share after NuOasis Resorts' converted its remaining 100,000 shares of Series B Preferred Stock into 7,800,000 common shares.

e)   Advisory Agreements with Affiliates

     The Luke Family Trust and Lawyer Corp. owns 93% and 7%, respectively, of NuVen Advisors. Fred G. Luke, as trustee of the Luke Trust, controls the Luke Trust and Mr. Lawver is the majority shareholder of Lawver Corp. and thereby controls Lawver Corp. Effective October 1, 1995, Group V and CMA renewed Advisory and Management Agreements with NuVen Advisors for the engagement of NuVen Advisors to perform professional services for Fiscal 1997. Pursuant to such renewal, Group V and CMA agreed to pay NuVen Advisors $120,000 annually, payable monthly in arrears. In May 1997, 787,180 common shares were issued in settlement of all amounts owed to NuVen Advisors as of May 5, 1997. The Company expensed $240,000 and $135,000, during Fiscal 1997 and 1996, respectively, and had no amounts due to NuVen Advisors as of June 30, 1997. NuVen Advisors' agreement, as it relates to Group V, was terminated effective May 5, 1997.

     During  fiscal  year 1994,  the  Company  entered  into an  agreement  with
Structure America, Inc. ("SAI") to issue 1,000,000 shares for consulting services. Such services were rendered during fiscal 1995. During fiscal year 1996, the Company entered into another agreement with SAI to perform consulting services. Pursuant to such agreement, the Company agreed to issue 1,000,000 common shares of the Company to SAI and granted SAI an option to purchase 1,000,000 common shares of the Company, exercisable at $.12 per share. In May 1997, 1,000,000 common shares were issued in settlement of all amounts owed to SAI as of May 5, 1997. The Registrant expensed $200,000 during fiscal year 1997 and had no amounts due to SAI as of June 30, 1997.
SAI's agreement was terminated effective May 5,1997.

     The Company also has certain arrangements with current and former officers and directors that are described in Item 10 (d).

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

     Exhibit

     Number Description

     [Ensure headings on consecutive  pages  after  financial  information  is entered]
     3.1    Restated Certificate of Incorporation(1)

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

     4.8    Warrant Agreement dated September 13,1994 with  Douglas J. Phillips.
            (7)

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

     10.27 Consulting Agreement dated January 1995 between NuOasis Gaming, Inc. and Edward S. Luke.(9)

     10.28 Engagement Letter and Fee Agreement for Services with Structure America, Inc.(13)

     10.29 Second Addendum to Consulting Agreement between NuOasis Gaming, Inc. and John D. Desbrow.(13)

     10.30 Second Addendum to Consulting Agreement between NuOasis Gaming, Inc. and Steven H. Dong.(13)

     10.31 Stock Purchase Agreement dated 12/19/96 with Exhibits A through F) between Nu Oasis and NPC

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

     10.36  Indemnification Agreement dated 5/30/97 between NuOasis and Nona

     10.37 Indemnification Agreement dated 5/30/97 between NuOasis and Fred Gordon Luke

     10.38  Employment Agreement with Dennis Houston

     10.39  Employment Agreement with Joseph Monterosso

     10.40  Employment Agreement with Steven H. Dong

     10.41  Ark-Tel Asset Purchase Agreement

     10.42  NuOasis Exchange Agreement

     24.1   Schedule of Subsidiaries.

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

     (4) On March 28,  1997,  the  Registrant  filed an Amended Form 8-K/A dated
       December  24,  1996,   reporting  the   acquisition   of  National  Pools
       Corporation.

     (5) On June 30, 1997, the Registrant filed on Form 8-K dated June 13, 1997, reporting the partial exercise of the Monterosso Option.

     (6) On July 9, 1997, the Registrant filed on Form 8K, dated July 3, 1997, reporting the change of independent auditors from Raimondo, Pettit and Glassman to Haskell & White LLP.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GROUP V CORPORATION
                         (formerly NuOasis Gaming, Inc.)

Date: April 16, 1999               By:
                                       Joseph Monterosso, President and Director

Date: April 16, 1999               By:
                                       Joseph Monterosso, President and Director

Date: April 16, 1999               By:
                                               Russell F. McCann, Jr.,  Director



     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 16, 1999               By:
                                       Joseph Monterosso, President and Director

Date: April 16, 1999               By:
                                       Joseph Monterosso, President and Director

Date: April 16, 1999               By:
                                               Russell F. McCann, Jr.,  Director

                               GROUP V CORPORATION
                         (Formerly NuOasis Gaming, Inc.)


                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GROUP V CORPORATION
                         (formerly NuOasis Gaming, Inc.)

Date: April 16, 1999               By: /s/Joseph Monterosso
                                      ------------------------------------------
                                       Joseph Monterosso, President and Director

Date: April 16, 1999               By: /s/Joseph Monterosso
                                      ------------------------------------------
                                       Joseph Monterosso, President and Director


Date: April 16, 1999               By: /s/Russell F. McCann, Jr.
                                      ------------------------------------------
                                                    Russell F. McCann,  Director



     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 16, 1999               By: /s/Joseph Monterosso
                                      ------------------------------------------
                                       Joseph Monterosso, President and Director

Date: April 16, 1999               By: /s/Joseph Monterosso
                                      ------------------------------------------
                                       Joseph Monterosso, President and Director


Date: April 16, 1999               By: /s/Russell F. McCann, Jr.
                                      ------------------------------------------
                                                    Russell F. McCann,  Director

                                Table of Contents

                                                                            Page

Independent Auditors' Report                                                 F-2

                              Financial Statements

Consolidated Balance Sheet                                                   F-3
Consolidated Statements of Operations                                        F-5
Consolidated Statements of Stockholders' (Deficit) Equity                    F-6
Consolidated Statements of Cash Flows                                        F-7
Notes to Consolidated Financial Statements                                   F-9

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Group V Corporation
(formerly NuOasis Gaming, Inc.)

We have audited the accompanying consolidated balance sheet of Group V Corporation (formerly NuOasis Gaming, Inc.) and subsidiaries (the "Company") as of June 30, 1998, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years ended June 30, 1998 and 1997 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10, the Company has restated its previously issued 1997 consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 1998, and the consolidated results of its operations and its cash flows for the years ended June 30, 1998 and 1997 (restated), in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 and
Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations, has net working capital and stockholders' equity deficiencies and is involved in significant litigation. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                HASKELL & WHITE LLP

March 11, 1999

Newport Beach, California

                               GROUP V CORPORATION
                         (Formerly NuOasis Gaming, Inc.)

                           Consolidated Balance Sheet
                                  June 30, 1998

                                     Assets

Current assets

   Cash                                             $62,408
   Marketable securities (Notes 1 and 2)            189,741
   Accounts receivable                               10,086
   Inventories                                       41,368
   Prepaid expenses and other assets                 15,918
                                                  ---------
Total current assets                                319,521


   Equipment and furniture, net (Note 4)            740,776

Other assets                                          7,200

    Total assets                                  $1,067,497

                                  June 30, 1998

                 Liabilities and Stockholders' (Deficit) Equity

Current liabilities
Accounts payable..................................$  780,533
Accrued expenses and accrued interest.............   386,446
Convertible notes payable (Note 5)................ 1,200,000
Due to stockholders (Note 10).....................   354,639
Capital lease obligations, current (Notes 3 and 9)   114,188
Deferred revenue..................................     7,068

Total current liabilities                          2,842,874

Noncurrent liabilities
Capital lease obligations,
     noncurrent (Notes 3 and 9)                       597,208
                                                 ------------

    Total liabilities                               3,440,082

Commitments and contingencies (Notes 6 and 9)

Stockholders' (deficit) equity (Notes 6, 10 and 11)
  Preferred stock - par value $.01; authorized
     1,000,000 shares;14% cumulative convertible;
     issued and outstanding 170,000 shares (aggregate
     liquidation of $170,000)                           1,700
  Preferred Stock Series B - par value $2.00;
      authorized, issued and outstanding
     150,000 shares (aggregate liquidation
         of $300,000)                                 300,000


Common stock - par value $.01; authorized
     333,000,000 shares; 49,834,880 shares
     issued and outstanding                            498,348
     Additional paid-in capital                     16,635,791
     Stockholders'  receivables                       (515,967)
     Unrealized loss on marketable securities         (214,869)
Accumulated deficit                                (19,077,588)

       Total stockholders'(deficit)equity           (2,372,585)

       Total liabilities and stockholders'
        (deficit) equity                            $1,067,497
                                                    ==========

                      Consolidated Statements of Operations
                   For the Years Ended June 30, 1998 and 1997

                                             For the Year Ended June 30,
                                                                   1997
                                                              (Restated)
                                                 1998           Note 10)

Revenues                                     $552,472         $       -
                                             --------            ------

Cost and expenses
    Sales, general and administrative        1,796,295           490,451
    Professional services                      569,860           287,284
    Depreciation and amortization               71,891            34,226
    Interest expense, net                      125,119           137,089
    Write off of excess purchase price over
    basis of net assets acquired (Note 3)      316,497         3,318,107
    Provision for affiliate receivables        770,839                 -
          (Note 2)                             -------             -----

    Total costs and expenses                 3,650,501         4,267,157
                                         -------------     -------------

Net loss from continuing operations         (3,098,029)       (4,267,157)
                                        --------------   ---------------

Net loss from discontinued operations               -           (219,497)
     (Notes 1 and 2)                    --------------   ---------------

Extraordinary item:
  Debt forgiveness (Note 10)                        -          1,013,815
                                        --------------   ---------------

Provision for income taxes                       6,891                 -
                                               -------         ---------


Net loss                                $   (3,104,920)   $   (3,472,839)
                                         ==============    ==============

Net loss applicable to common stock     $   (3,128,720)   $    (3,496,639)
                                         ==============    ===============

Basic and diluted net(loss)per common share   $   (.06)         $   (.09)
                                               ========          ========

Weighted average common shares outstanding   49,889,880        40,059,880
                                             ==========    ===============

            Consolidated Statements of Stockholders' (Deficit) Equity
                   For the Years Ended June 30, 1998 and 1997


                                                                                    Unrealized                               Stock-
                                  Preferred Stock                                   Loss on    Addi'l                       holders
                Preferred Stock      Series B      Common Stock       Stockholder  Marketable  Paid-In      Accum          (Deficit)
                Shares  Amount  Shares  Amount   Shares      Amount    Receivable  Securities  Capital      Deficit          Equity
-----------------------------------------------------------------------------------------------------------------------------------
Bal,7/1/96      170,000 $1,700  250,000 $500,000 30,000,000 $300,0000 $(1,447,080) $        - $12,376,190 $(12,299,829)   $(769,019)
Exercise of stock
 options                                          5,433,676    54,336    (584,167)                597,704                    67,873
Issuance stock                                    3,626,204    36,262                             612,947                   649,209
Sale of CMA to
stockholder                                                             1,447,080                 799,478                 2,246,558
Issuance of stock
in connection
with the
acquisition of NPC                                1,000,000    10,000                             115,000                   125,000
Issuance of
release to
stockholder                                                                                     1,585,468                 1,585,468
Net loss                                                                                                     (3,472,839) (3,472,839)
-----------------------------------------------------------------------------------------------------------------------------------
Bal,6/30/97
(Restated-
   Note 10)    170,000  1,700  250,000   500,000 40,059,880   400,598   (584,167)              16,086,787   (15,972,668)    432.250
 -----------------------------------------------------------------------------------------------------------------------------------

Conversion of
Preferred Stock
 Series B                     (100,000) (200,000) 7,800,000    78,000                             122,000
Common stock
 issuance                                         1,975,000    19,750                             434,500                   434,250
Reclassification
 adjustment                                                                 8,000                  (7,496)                      504
Payments on
 stockholder
 receivables                                                               60,200                                            60,200
Unrealized loss
 on marketable
 securities                                                                          (214,869)                             (214,869)
Net loss                                                                                                     (3,104,920) (3,104,920)
 -----------------------------------------------------------------------------------------------------------------------------------
Bal,6/30/98   170,000 $1,700  150,000  $300,000  49,834,880 $498,348   $(515,967)  $(214,869)  16,635,791  $(19,077,588)$(2,372,585)
              =======  =====  =======   =======  ==========  =======    ========     =======   ==========   ===========   ==========


                      Consolidated Statements of Cash Flows
                   For the Years Ended June 30, 1998 and 1997

                Increase (Decrease) in Cash and Cash Equivalents

                                             For the Year Ended June 30,
                                                                      1997
                                                                  (Restated)
                                                         1998      (Note 10)
Cash flows from operating activities:
Net loss                                          $(3,104,920) $ (3,472,839)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                          71,891        32,350
Provision for affiliate receivables                   770,839             -
Stock issued in payment of services                    30,000       170,113
Write off of excess purchase price over
basis of net assets acquired                          316,497     3,318,107
Realized gain on marketable securities                (61,989)            -
Unrealized loss on marketable securities              214,869             -
Debt forgiveness                                            -    (1,013,815)
Loss from discontinued operations                           -       219,497
Increase (decrease) from changes in:
Marketable securities                                (404,610)            -
Accounts receivable and advances                       45,407      (371,992)
Inventories                                           (41,368)            -
Prepaid expenses and other assets                      69,082       (85,000)
Other assets                                           15,047        (4,133)
Accounts payable                                      368,287      (105,878)
Accrued expenses and accrued interest                  22,352        26,032
Due to stockholders                                         -       354,639
Deferred revenue and other liabilities                (10,935)            -
Net liabilities of discontinued operations                  -      (219,497)
Due to/from affiliate                                       -       607,869
                                                       -------      -------

Net cash used in operating activities              (1,699,551)     (544,547)
                                                    ----------     --------

Cash flows from investing activities:
Proceeds from sale of equity securities               662,289             -
Acquisition of equipment and furniture                (62,803)            -
Proceeds from sale of CMA                                   -     1,140,000
                                                       -------  -----------
Net cash provided by investing activities             599,486     1,140,000
                                                  ------------ ------------

                   For the Years Ended June 30, 1998 and 1997

                Increase (Decrease) in Cash and Cash Equivalents

                                              For the Year Ended June 30,
                                                                       1997
                                                                   Restated)
                                                        1998       (Note 10)

Cash flows from financing activities:
  Proceeds from loans                                      -         34,881
  Payments on stockholders'receivables                38,200        121,259
  Proceeds from issuance of equity securities        446,748         67,873
  Repayment of loans                                       -       (142,025)

    Net cash provided by financing activities        484,948         81,988
                                               -------------    -----------

Net (decrease) increase in cash                     (615,117)       677,441

Cash and cash equivalents, beginning of period       677,525             84
                                                   ---------         ------

Cash and cash equivalents, end of period          $   62,408   $    677,525
                                                  ==========   ============

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
  Income taxes                                    $    6,891      $     800
                                                  ==========      =========
  Interest                                        $        -      $       -
                                                     =======         ======

Non-cash investing and financing activities:
  Acquisition of equipment and furniture and
   assumption of capital leases                   $  711,395     $         -
  Preferred Stock Series B converted to
   common stock                                   $  200,000     $   125,000
  Purchase of NPC for accrued liability           $        -     $ 1,585,468
  Purchase of NPC for notes payable               $        -     $   799,478
  Common Stock issued for stockholder receivables $        -     $   652,041

1.          Summary of Significant Accounting Policies and Business Activities

     Description of Business

     Group V Corporation (formerly, NuOasis Gaming, Inc.) (the "Company") was originally incorporated in the State of Delaware in 1987. The Company has historically operated as a holding company for leisure and entertainment related businesses. During the year ended June 30, 1998 ("Fiscal 1998"), the Company, through its wholly-owned subsidiaries, entered the one-plus and pre-paid telecommunications industry, the network marketing industry and the lottery publications and lottery club play industries.


     Principles of Consolidation

     The accompanying consolidated financial statements for the year ended June 30, 1997 ("Fiscal 1997"), include the accounts of Group V Corporation ("Group V"), Casino Management of America, Inc. ("CMA") through its disposal date of June 13, 1997 (Note 2), and National Pools Corporation ("NPC") from its date of acquisition December 24, 1996 (Note 2).

     The accompanying consolidated financial statements for the year ended June 30, 1998, include the accounts of Group V, NPC, Lottoworld Publication Corporation, from its inception on October 15, 1997, Academy Network Services, Inc., from its inception on May 15, 1998 (Note 3), and Premier Plus, Inc., from its inception on April 7, 1998.

     As used herein, the above is collectively referred to as the "Registrant" or the "Company" unless the context indicates otherwise. All intercompany accounts and transactions have been eliminated in consolidation.

     As discussed in Note 10, the Company has restated its previously issued 1997 consolidated financial statements.

1.  Summary  of  Significant   Accounting   Policies  and  Business   Activities
    (continued)



     Going Concern



     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced recurring net losses, has net working capital and stockholders' equity deficiencies and is involved in significant litigation. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan is to actively search for additional sources of equity financing and new operating opportunities. In addition, management expects that cash provided from operating activities will increase as products sold by the Company's wholly owned subsidiaries gain market acceptance. Management expects to continue to operate with minimal fixed overhead expenses and to use its stock to satisfy its financial obligations. The ultimate outcome of these plans is uncertain and the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

     Discontinued Operation

     The sale of CMA in June 1997 was accounted for as a discontinued operation and, accordingly, its operating results were segregated and reported as discontinued operations in the consolidated statements of operations and cash flows for the year ended June 30, 1997 (Note 2). The following table summarizes amounts recorded as the net loss of discontinued operation in the accompanying consolidated statements of operations for the year ended June 30, 1997:

     General and administrative expenses                     $     100
     Professional services                                     219,397
----------------------------------------------------------------------
              Net loss of discontinued operation             $ 219,497

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

1.  Summary  of  Significant   Accounting   Policies  and  Business   Activities
    (continued)

     Cash Equivalents

     Cash equivalents are highly liquid investments with maturity of three months or less when acquired.

     Marketable Securities

     As of June 30, 1998, marketable securities consist of 2,022,292 shares of common stock of NuOasis Resorts, Inc., a stockholder (Note 2). The Company has classified these equity securities as available-for-sale and, accordingly, they are presented in the accompanying consolidated balance sheet at their estimated fair market value based on quoted market prices as of June 30, 1998.

     Fair Value of Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") No. 107 requires disclosure about fair value for all financial instruments whether or not recognized, for financial statement purposes. Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 1998 and considerable judgment is necessary to interpret market data and develop estimated fair value. The Company has determined that the fair value of all financial instruments, which include accounts receivable, notes payable, and capital lease obligations, approximated their carrying value as of June 30, 1998.

     Inventories

     Inventories are valued at the lower of cost or market, with cost being determined on the average cost method.

1.  Summary  of  Significant   Accounting   Policies  and  Business   Activities
(continued)

     Equipment and Furniture

     Equipment and furniture are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which is five to seven years. Maintenance and repairs are charged to operations as incurred.

     During the year ended June 30, 1998, the Company acquired certain capital leases relating to telephone switching and platform assets and office equipment (Note 3). Such assets have been recorded at their estimated fair market value on the date of acquisition and are depreciated using the straight-line method over their estimated useful lives which range from three to ten years.

     Income Taxes

     The Company uses the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year's income taxable for federal and state income tax reporting purposes.

     Accounting for Employee Stock Options

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." In conformity with the provisions of SFAS No. 123, the Company has determined that it will not change to the fair value method prescribed by SFAS No. 123 and will continue to follow Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions. There were no stock options granted to employees during Fiscal 1998 and 1997.

     Issuance of Stock for Services

     Shares of the Company's common stock issued for services are recorded in accordance with SFAS No. 123 at the fair market value of the stock issued or the fair market value of the services provided, whichever value is more reliably measurable. The value of the services are typically stipulated by contractual agreements.

1.  Summary  of  Significant   Accounting   Policies  and  Business   Activities
    (continued)

     Loss per Common Share

     Loss per common share is computed based on the net loss for each period, as adjusted for dividends required on preferred stock ($23,800 for each of Fiscal 1998 and Fiscal 1997) and the weighted average number of common shares outstanding. Common stock equivalents were not considered in the loss per share calculations, as the effect would have been anti-dilutive. A schedule of common shares reserved for issuance upon conversion, redemption or exercise of various equity securities is included in Note 6.

     Recent Accounting Developments

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This standard is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provision of this statement in the fiscal year that begins July 1, 1998. Had the Company adopted this statement during Fiscal 1998, the unrealized loss on marketable securities in the amount of $214,869 would have been included as a component of the Company's comprehensive loss for the year ended June 30, 1998.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. This standard is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provisions of this statement in the fiscal year that begins July 1, 1998. Management does not expect this statement to significantly impact the Company's consolidated financial statements.

2.  Acquisition  of  National  Pools  Corporation  and  Change in Control of the
    Company

     On June 13, 1996, NuOasis Resorts, Inc (formerly, Nona Morelli's II, Inc.) ("NuOasis") or ("Nona"), the then controlling parent of Group V, granted an option (the "Option") to Joseph Monterosso, the current President of the Company, to acquire 250,000 Series B

     Preferred Shares of Group V (the "Series B Shares") owned by NuOasis. The Option is exercisable at a price of $13.00 per share.

     On December 19, 1996, Group V entered into Stock Purchase Agreements with each of the shareholders of NPC pursuant to which Group V agreed to issue a series of Secured Promissory Notes (the "Notes") in the aggregate principal amount of $1,200,000 and 1,000,000 shares of Group V's restricted common stock to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC. The Notes are convertible into a maximum of 241,900,000 shares of Group V common stock. The conversion of the Notes are contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The terms of the conversion are, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted into 1,511,875 shares of restricted Group V common stock. The Notes are non-recourse to Group V, secured by the assets of NPC, bear interest at 8% per annum, and are due and payable on May 31, 1999 (Note 5). As part of this acquisition, NuOasis and Group V agreed to a debt assumption agreement whereby all Group V debt in excess of $20,000 on December 24, 1996, except for amounts owed to certain affiliates, which have been converted into shares of Group V common stock, was assumed by NuOasis (Note 10). The NPC Stock Purchase Agreements closed on December 24, 1996.

     On June 13, 1997, Mr. Monterosso exercised the Option to purchase 128,041 Series B Shares, at $13.00 per share, by payment to NuOasis of approximately $1,665,000. The 128,041 Series B Shares acquired may be immediately converted into 9,987,198 shares of restricted Group V common stock. Additionally on June 13, 1997, Group V sold its wholly owned subsidiary, CMA, to NuOasis for cash of $1,140,000, notes receivable from NPC aggregating $245,836, and a credit against the NuOasis intercompany account of $95,000. The Fiscal 1997 operations of CMA through the sale date of June 13, 1997 has been presented as a discontinued operation in the accompanying consolidated statements of operations and cash flows for the year ended June 30, 1997 (Note 1). The gain on sale of CMA of $799,478 has been accounted for as a capital contribution in the accompanying consolidated statements of stockholders' equity for the year ended June 30, 1997.

2. Acquisition of National Pools Corporation and Change in Control of the Company (continued)

     On August 22, 1997 and effective June 13, 1996, the Option was amended (the "Amended Option") to increase the exercise price for 21,959 of the Series B Shares from $13.00 per share to $72.20 per share, or approximately $1,585,000 for the 21,959 shares of Series B Preferred Stock. The option to purchase the remaining 100,000 shares of Series B Shares was terminated. Concurrently, NuOasis granted Mr. Monterosso a new option to purchase the remaining 100,000 Series B Shares at an exercise price of $11.70 per share. Additionally, as consideration for granting the new option, NuOasis acquired the right to require Mr. Monterosso to purchase all or any remaining unexercised shares of the 100,000 Series B Shares in its entirety by September 1, 1998.

     Closing on September 2, 1997, but effective June 30, 1997, Mr. Monterosso exercised the Amended Option to purchase 21,959 Series B Shares, at $72.20 per share, by payment to NuOasis of approximately $1,585,000. The 21,959 Series B Shares acquired may be immediately converted into 1,712,802 shares of restricted Group V common stock. Concurrent with the exercise of the Amended Option, Group V released NuOasis from liability, if any, arising from any events while NuOasis controlled Group V, in exchange for approximately $1,585,000 of marketable securities. Such consideration has been accounted for as a capital contribution in the accompanying statements of stockholders' equity for the year ended June 30, 1997.

     On September 2, 1997, NuOasis granted to Mr. Monterosso an option to purchase 7,800,000 common shares of the Company exercisable at $0.15 per share after NuOasis's election to convert its remaining 100,000 shares of Series B Preferred Stock into 7,800,000 common shares.

     On September 2, 1997, NuOasis sold to Mr. Monterosso 6,000,000 New Class D Warrants in consideration for a $1,800,000 promissory note secured by the New Class D Warrants, due in September 1998 (the "Warrant Note"). Each New Class D Warrant is exercisable at $1.00 per share and entitles Mr. Monterosso to receive, upon exercise, two shares of common stock, or a total of 12,000,000 common shares if all the of the New Class D Warrants are exercised. The New Class D Warrants expire on March 30, 2004, and to date, none of the New Class D Warrants have been exercised.

2. Acquisition of National Pools Corporation and Change in Control of the Company (continued)

     In October 1997, the Company entered into an Exchange Agreement with NuOasis in which the Company exchanged marketable securities with a net book value of $1,585,000 for $700,000 in cash, a $500,000 6% secured promissory note receivable and 3,600,000 shares of common stock of NuOasis. Upon the closing of the Exchange Agreement, the Company recovered cash from NuOasis of $441,801 and the remaining cash balance that was provided for in the Exchange Agreement of $258,199 was applied against amounts Mr. Monterosso owed to NuOasis pursuant to the Amended Option and Warrant Note. In addition, the $500,000 6% secured promissory note receivable was not ultimately received by the Company as such amount was also applied against amounts Mr. Monterosso owed to NuOasis pursuant to the amended options and the Warrant Note.

     As a result of these transactions, the Company has recorded a provision for affiliate receivable in the amount of $758,199 during the year ended June 30, 1998.

     In  November  1998,  the  Company  filed suit  against  NuOasis  and others
     alleging  fraud  and   misrepresentation   in  connection  with  the  above
     transactions (Note 9).

     As a result of the Company's acquisition of NPC and the sales and purchases of the Series B Preferred Stock, as discussed above, a change in control of the Registrant has occurred and the Registrant is no longer a controlled subsidiary of NuOasis.

     Basis of Presentation of Acquisition

     The acquisition of NPC presents Group V as the accounting acquirer. Since conversion of the Notes (see Note 5) is based upon future earnings of NPC, which is ultimately based upon the success of the Hit-LoTTo program, the probability of the conversion is currently undeterminable and uncertain. Although control of Group V may be transferred to the NPC shareholders upon conversion of the Notes due to this uncertainty, the acquisition of NPC has been accounted for under the purchase method of accounting in accordance with APB No. 16 with Group V deemed the accounting acquirer.

2. Acquisition of National Pools Corporation and Change in Control of the Company (continued)

     The following table summarizes the assets acquired and liabilities assumed by the Company in connection with its acquisition of NPC, which closed on December 24, 1996.

         Employee advances          $  30,939
         Fixed assets, net             45,232
         Software, net                 38,245
         Other assets                   5,455
         Goodwill                   3,318,107     (a)
         Liabilities assumed       (2,112,978)

              Total consideration  $1,325,000    (b)

   (a) The excess of the purchase price over the fair market value of the net assets acquired was approximately $3,318,107 and was allocated to goodwill. Due to the Registrant's and NPC's historical negative cash flows from operations and working capital deficit, the goodwill of $3,318,107 was immediately written off.

   (b) Total consideration consists of convertible notes payable of $1,200,000 (Note 5) and common stock aggregating $125,000 based on the fair value of the Company's common stock on the close date.

3.   Acquisition of Ark-Tel, Inc. Leases

     In September 1997, the Company agreed in principle to acquire a 50% convertible net profits interest ("Net Profits Interest") in Universal Network Services, Inc. ("UNSI"). NPC's Chief Operating Officer is a shareholder and officer of UNSI. The Net Profits Interest will provide the Company with up to 50% of UNSI's net operating profit and grant the Company the option to convert its Net Profits Interest into an equity interest of up to 100% of UNSI's issued and outstanding common stock. During the quarter ended March 31, 1998, the Company abandoned its acquisition of the Net Profits Interest in UNSI and recorded $22,500 in related professional services expense. UNSI is an interexchange carrier that provided telecommunications services to both residential and business customers throughout the United States and certain foreign countries. In August 1998, UNSI filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

     On May 15, 1998, and effective March 1, 1998, the Company acquired the telephone switching and platform assets and office equipment of Ark-Tel, Inc., a wholly owned subsidiary of UNSI. Pursuant to the related Asset
     Purchase Agreement, the Company acquired certain capital and operating leases whose remaining outstanding principle balances approximated the estimated fair value of the related equipment. In exchange, the Company forgave approximately $300,000 that was owed to the Company. The excess of the total consideration paid over the estimated fair value of net assets acquired of approximately $300,000 was charged to expense during the year ended June 30, 1998.

4.    Equipment and Furniture

     Equipment and furniture, net is comprised of the following at June 30, 1998:

         Telecommunications equipment                          $        711,396
         Office equipment, furniture and fixtures                        94,080
                                                                        805,476

         Less accumulated depreciation                                  (64,700)

                                                               $        740,776
                                                              =================

     As of June 30, 1998, the Company has telecommunications equipment under capital leases that a ggregated $711,396 and related accumulated depreciation of $32,416 (Note 3).

5.   Convertible Notes Payable

     In connection with the Stock Purchase Agreements with each of the shareholders of NPC (Note 2), the Company issued Secured Promissory Notes (the "Notes") in the aggregate principal amount of $1,200,000. The Notes are convertible into a maximum of 241,900,000 shares of Group V common stock. The conversion of the Notes is contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The terms of the conversion are, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted into 1,511,875 shares of restricted Group V common stock. The Notes are non-recourse to Group V, secured by the assets of NPC, bear interest at 8% per annum, and are due and payable, with related interest, on May 31, 1999.

6.   Stockholders' (Deficit) Equity

Common Shares Reserved for Issuance

     At June 30, 1998, shares of common stock were reserved for the exercise and conversion of the following:

     Preferred stock:

       14% Preferred  Stock issued and  outstanding                   170,000
       Series B Preferred Stock issued and outstanding             11,700,000

     Redeemable common stock purchase warrants:

       New Class  A (exercisable  at  $.50  per  share)            1,530,000
       New Class  B (exercisable at $.75 per share)                3,080,000
       New Class  C (exercisable at $1.00 per share)               1,510,000
       New Class  D (exercisable at $.50 per share)               12,000,000
       1993 Incentive and Non-qualified Stock
        Options - available for grant                              1,200,000
       1991 Non-qualified Stock Options - available for grant        600,000
       1989 Incentive Stock Options - available for grant            500,000
       1989 Non-qualified Stock Options - available for grant        500,000

     Other stock options:

     Grants outstanding                                              847,500
     NPC Convertible Notes Payable (Note 5)                      214,900,000

            Total                                                248,537,500

     None of the common stock purchase warrants have been exercised as of the date of this report, accordingly, no shares have been issued or reflected in the stockholders' (deficit) equity section of the accompanying consolidated balance sheet.

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

     No 14% Preferred Stock was converted and no dividends were declared or paid on the 14% Preferred Stock during Fiscal 1998 and 1997. Dividends in arrears aggregated $182,025 at June 30, 1998.

     The 14% Preferred Stock has a liquidation preference of the original purchase price ($1.00 per share) plus unpaid dividends on each share thereof. The balance of proceeds of liquidation, if any, is to be paid to the common stockholders of the Company. A merger or reorganization or other transaction in which control is transferred will be treated similar to liquidation.

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

     1991 Non-qualified Stock Options

     Under a stock option plan adopted on February 1, 1991, the Company's Board of Directors may grant "non-qualified stock options" whereby employees may purchase up to 600,000 shares of common stock prior to the termination of the plan on February 1, 2001. Options must be granted at no less than 85% of fair market value as of the date of grant. Options are exercisable from the date of grant and expire no later than five years from the date of grant. No options were issued or exercised during fiscal years 1998 or 1997. During Fiscal 1997, 150,000 options expired and were canceled. 600,000 options remain available for grant as of June 30, 1998.

     1989 Incentive Stock Options

     Under a stock option plan adopted on July 30, 1989, the Company's Board of Directors may grant "incentive stock options" whereby employees may purchase up to 500,000 shares of common stock prior to the termination of the plan on July 30, 1999. Options may not be granted at a price less than 100% of fair market value as of the date of grant to officers and employees who own less than 10% of the Company's common stock and 110% of fair market value to those officers and employees who own more than 10%. Options are exercisable from the date of grant, and expire no later than five years from the date of grant. No options were issued or exercised during fiscal years 1998 or 1997. During Fiscal 1997, 50,000 options expired and were canceled. 500,000 options remain available for grant as of June 30, 1998.

     1989 Non-qualified Stock Options

     Under a stock option plan adopted on July 30, 1989, the Company's Board of Directors may grant "non-qualified stock options" whereby employees may purchase up to 500,000 shares of common stock prior to the termination of the plan on July 30, 1999. Options must be granted at no less than 85% of fair market value as of the date of grant. Options are exercisable from the date of grant and expire no later than five years from the date of grant. No options were issued or exercised during fiscal years 1998 or 1997. During Fiscal 1997, 200,000 options expired and were canceled. 500,000 options remain available for grant as of June 30, 1998.

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

     Other Stock Options

     A summary of other stock option transactions for Fiscal 1998 and 1997 is as follows:

                                                     Year Ended      Year Ended
                                                  June 30, 1998    une 30, 1997

         Outstanding at beginning of year              847,500        6,281,176
         Granted                                             -                -
         Exercised                                           -       (5,433,676)
         Cancelled                                           -                -
         Issued                                              -                -
                                                     ---------        ---------

        Outstanding at end of year                     847,500          847,500

     Stock Options Exercised

     During Fiscal 1997, 5,433,676 common shares were issued upon exercise of options by affiliates of the Company in the aggregate amount of $652,041 or $.12 per share. The Company received notes in the aggregate amount of $584,167 and aggregate cash payments of $67,874 as consideration for the exercise of these options. The notes were originally due in May 1998 and earn interest at 10% per annum.

     Shares Issued to Advisors

     During Fiscal 1997, 3,626,040 common shares were issued primarily to advisors and consultants for services rendered during Fiscal 1997 and 1996. In accordance with SFAS No. 123, the Company recorded related expenses based on the fair value of the services received which was more reliably measurable.

7.          Related Party Employment and Consulting Agreements

     Officers and Directors

     On April 1, 1994, NPC entered into an employment agreement with Joseph Monterosso to serve as NPC's Chief Executive Officer. In conjunction with the acquisition of NPC, Mr. Monterosso became the Company's President and Director on November 25, 1996, and Chairman on August 8, 1997. The agreement compensates Mr. Monterosso $125,000 per annum and $250,000 per annum upon the first sale of the Company's HitLoTTo(R) Club Card, payable in cash or in common stock of the Company. The Company sold its first HitLoTTo(R) Club Card in February 1998.

     Effective July 1, 1997, the Company entered into an employment agreement with Dennis Houston to serve as the Company's Chief Operating Officer and a Director. The agreement compensates Mr. Houston $100,000 per annum through December 31, 1997, and $200,000 per annum through June 30, 2000, payable in cash or in common stock. The agreement also granted Mr. Houston an option to purchase 5,250,000 common shares of the Company at an exercise price of $0.50 per share and participation in the Company's management bonus program. This agreement, and related stock options, was terminated in June 1998.

     In July 1996, the Company renewed a consulting agreement with Steven H. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1997. Pursuant to the renewed consulting agreement the Company agreed to pay Mr. Dong $39,000 per annum in cash or in the Company's common stock, payable monthly in arrears. In May 1997, 237,500 common shares were issued in settlement of all amounts owed to Mr. Dong as of May 5, 1997. Under the terms of the renewed consulting agreement, Mr. Dong invoices the Company and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under Section 16 (b), Mr. Dong and the Company have agreed the price paid for the shares is deemed to be $39,000. The Company expensed $39,000 during Fiscal 1997, and had no amounts due to Mr. Dong as of June 30, 1998. Mr. Dong's renewed consulting agreement was terminated effective May 5, 1997. Effective July 1, 1997, NPC entered into a new employment agreement with Mr. Dong to perform accounting services and to hold the office of Chief Financial Officer. The agreement compensates Mr. Dong $105,000 per annum through June 30, 1998, and $125,000 per annum through June 30, 1999, payable in cash or in common stock of the Company. The agreement also granted Mr. Dong an option to purchase 800,000 common shares of the Company at an exercise price of $0.50 per share and participation in the Company's management bonus program. This agreement, and related stock options, was terminated in January 1998.

     In August 1995, the Company entered into an Employment  Agreement with Fred
     G. Luke, the Company's former Chairman and President. Mr. Luke served as the Company's Chairman and President since approximately March 30, 1994 through August 8, 1997, and November 25, 1996, respectively. The terms of the Employment Agreement call for Mr. Luke to receive $4,500 per month, retroactive to April 1, 1994, for five (5) years as a base salary; and, grant him an option to purchase 3,000,000 shares of the Company's common stock at an exercise price of $.12 per share. In May 1997, 198,715 common shares were issued in settlement of all amounts owed to Mr. Luke as of May 5, 1997. The Company expensed $54,000 during Fiscal 1997, and had no amounts due to Mr. Luke as of June 30, 1998. Mr. Luke's Employment Agreement was terminated effective May 5, 1997.

     Effective April 1, 1996, the Company renewed a consulting agreement with John D. Desbrow through March 31, 1997 to perform legal services and to hold the office of Secretary. Under the renewed consulting agreement the Company contracted to pay Mr. Desbrow $75,000 per annum for the renewal term payable in the Company's common stock. In May 1997, 102,030 common shares were issued in settlement of all amounts owed to Mr. Desbrow as of May 5, 1997. Under the terms of the consulting agreement, Mr. Desbrow invoices the Company and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under Section 16 (b), Mr. Desbrow and the Company have agreed the price paid for the shares is deemed to be $75,000. The Company expensed $62,500 during Fiscal 1997, and had no amounts due to Mr. Desbrow as of June 30, 1998. Mr. Desbrow's renewed consulting agreement was terminated on May 5, 1997.

     The Luke Family Trust and Lawver Corp. owns 93% and 7%, respectively, of NuVen Advisors. Fred G. Luke, as trustee of the Luke Trust, controls the Luke Trust and Mr. Jon Lawver is the majority shareholder of Lawver Corp. and thereby controls Lawver Corp. Effective October 1, 1995, Group V and CMA renewed Advisory and Management Agreements with NuVen Advisors for the engagement of NuVen Advisors to perform professional services in fiscal 1997. Pursuant to such renewal, Group V and CMA agreed to pay NuVen Advisors $120,000 annually, payable monthly in arrears. In May 1997, 787,180 common shares were issued in settlement of all amounts owed to NuVen Advisors as of May 5, 1997. The Company expensed $240,000 during fiscal 1997, and had no amounts due to NuVen Advisors as of June 30, 1998. NuVen Advisors' agreements were terminated effective May 5, 1997.

     During fiscal year 1994, the Company entered into an agreement with Structure America, Inc. ("SAI") to issue 1,000,000 shares for consulting services. Such services were rendered during fiscal year 1995. During fiscal year 1996, the Company entered into another agreement with SAI to perform consulting services. Pursuant to such agreement, the Company agreed to issue 1,000,000 common shares of the Company to SAI and granted SAI an option to purchase 1,000,000 common shares of the Company, exercisable at $.12 per share. In May 1997, 1,000,000 common shares were issued in settlement of all amounts owed to SAI as of May 5, 1997. The Registrant expensed $200,000 during fiscal years 1997, and had no amounts due to SAI as of June 30, 1998. SAI's agreement was terminated effective May 5, 1997.

8.   Income Taxes

The income tax effects of significant items comprising the Company's net deferred income tax assets and liabilities as of June 30, 1998 and 1997 are as follows:

                                         1998          1997

     Accrued expenses               $       -     $ 185,000
     Valuation allowance                    -      (185,000)
                                    ---------     ---------

         Current portion of deferred tax
         liabilities                $       -     $       -
                                    =========     =========

                                                  1998           1997

     Depreciation and amortization       $            -        (3,000)
     Net operating loss carryforwards         4,632,000     3,470,000
     Valuation allowance                     (4,632,000)   (3,467,500)
                                             ----------    ----------

         Long-term portion of deferred
         tax liabilities                 $            -     $       -
                                              =========     =========

The reconciliation of income taxes computed at the federal statutory tax rate to income tax expense at the effective income rate is as follows:

                                                       1998         1997

     Federal statutory income tax (benefit)rate        (34.0)%     (34.0)%
       Increases(decreases) resulting from:
       Write off of excess purchase price over
       basis of net assets acquired                      9.2        36.1
       Net change in valuation allowance                24.8        (2.1)
       Effective income benefit rate                       -%          -%

     The  Company  has  federal  and  state  net  operating   losses   ("NOL's")
     approximating $12,747,600 and $7,384,400, respectively, as of June 30, 1998. A significant portion of the NOL's resulted from the acquisition of NPC and may be subject to ownership change limitations. The federal NOL's carryforwards begin to expire in fiscal year 2005. The state NOL's carryforwards begin to expire in fiscal year 1999. In addition, utilization of the NOL's may be limited on Section 382 of the Internal Revenue Code due to additional ownership changes.

     At June 30, 1998 and 1997, a 100% valuation allowance has been provided to reduce the Company's net deferred tax assets for the amount by which the deferred tax asset exceeded the net deferred tax liability resulting from all temporary differences. The Company has provided the allowance since management could not determine that is was "more likely than not" that the benefits of the deferred tax assets would be realized.

9.   Commitments and Contingencies

     Legal Proceedings

     On August 28, 1998, the Company received a lawsuit filed by Worldcom Network Services, Inc. to recover the sum of $2,208,362 allegedly due as a result of debt that the Company allegedly guaranteed on behalf of UNSI (Note 3). The Company denies liability on the guarantee. A settlement conference has been set for May 21, 1999 and discovery has not yet commenced.

     On November 25, 1998, NPC received a complaint seeking unspecified monetary damages and challenging NPC's right to use the HitLoTTo(R) logo. The
     Company filed an answer to this complaint on April 1, 1999 and discovery has not yet commenced.

     On February 19, 1999, the Company received a complaint for Breach of Contract to recover approximately $26,000 allegedly due for temporary employment services. The Company denies liability for the amount claimed and intends to defend itself vigorously. Discovery has not yet commenced on this matter.

     On November 10, 1998, the Company filed a legal action against NuOasis, certain of its officers and others (the "Defendants") alleging fraud and misrepresentation in the sale of securities which were not qualified for sale and professional malpractice against legal counsel representing the Defendants in this transaction. The venue for this litigation is currently in the process of being transferred from San Francisco to Los Angeles Superior Court.

     On January 6, 1999, the Company filed a lawsuit against a former officer and director of the Company and officer and stockholder of UNSI. The lawsuit alleges Breach of Fiduciary Duty for failing to disclose material facts in connection with the Artk-Tel, Inc. Asset Purchase Agreement (Note
     3) which management believes to have resulted in the Company being sued by Worldcom Network Services (see above).

     Although there can be no assurance as to the ultimate disposition of the proceedings disclosed above, based on the facts currently available, management believes that the ultimate disposition of the above matters will not have a materially adverse effect on the consolidation financial position or operations of the Company. Accordingly, no accrual or provision have been provided for in the accompanying consolidated financial statements.

     Capital and Operating Leases

     The Company sublets office space in San Francisco, California from a stockholder. The related lease expires June 2002. The Company also leases office space in Naples, Florida through April 1999 and in Springdale and Little Rock, Arkansas through March 2001. In addition, the Company acquired certain operating and capital leases from Ark-Tel, Inc. (Note 3). Minimum annual payments related to all noncancelable operating and capital leases are as follows for the years ending June 30:

                                     Operating        Capital

              1999                  $ 254,134     $ 201,511
              2000                    304,644       201,511
              2001                    210,609       201,511
              2002                    187,512       201,511
              2003                    146,144       184,718
                                    ---------     ---------

              Total                 $1,103,043      990,762
                                    ==========

              Less amounts representing interest                    (279,366)

              Capital lease obligations, current                    (114,188)

              Capital lease obligations, noncurrent              $   597,208
                                                                 ===========

     Rent expense aggregated $61,877 and $22,811 in fiscal years 1998 and 1997, respectively.

     Year 2000

     The Company does not believe that the impact of the year 2000 computer issue will have a significant impact on its consolidated operations or consolidated financial position. Also, the Company does not believe that it will be required to significantly modify its internal computer systems, equipment or products. However, if internal systems do not correctly recognize date information when the year changes to 2000, there could be adverse impact on the Company's consolidated operations. There can be no assurance that another entity's failure to ensure year 2000 capability would not have an adverse effect on the Company.

     Vendors of significant systems are expected to upgrade and test all telecommunications systems operated by the Company by the end of the second quarter of calendar year 1999. Upon completion, compliance certificates from respective vendors will be on file at the Company's corporate offices. In addition, the Company is contracting with other telecommunications carriers to run the Company's traffic using their compliant telecommunications platforms in order to guarantee year 2000 compliance by the end of the third quarter of calendar year 1999.

     Management expects all of the Company's hardware and software to be year 2000 compliant by the end of the third quarter of calendar year 1999. These systems include all finance and general business computers, network file servers, and database servers. The Company's information technology department will perform all necessary hardware and software upgrades and year 2000 tests.

10.   Extraordinary Item and Prior Period Adjustment

     During fiscal 1997, NPC extinguished a note payable, related accrued interest and certain trade obligations aggregating $1,475,503 by making aggregate cash payments of $153,033. In addition, as discussed in Note 2, Nona assumed liabilities of the Company aggregating $45,984. Related debt forgiveness income of $1,368,454 was originally recorded as an extraordinary gain in the accompanying consolidated statement of operations for the year ended June 30, 1997. The extraordinary item is not presented net of tax due to the Company's net losses and existing net operating loss carryforwards.

     The Company's consolidated financial statements as of June 30, 1997 and for the year then ended have been restated to reflect a liability that existed to certain stockholders who contributed funds that permitted the Company to settle the NPC debts described in the proceeding paragraph. The related liability to these stockholders amounted to $354,639 at June 30, 1997 and is based on the estimated fair value of 23,642,000 shares of the Company's common stock that the Board of Directors approved for issuance to these stockholders on December 28, 1998.



     The effect of this restatement is as follows as of June 30, 1997 and for the year then ended:



                                             As Previously
                                              Reported           As Restated

     Balance sheet:
     Due to stockholders                  $          -        $      354,639
     Accumulated deficit                   (15,618,028)          (15,972,667)

     Statement of Operations:
       Extraordinary item-debtforgiveness $  1,368,454        $    1,013,815

     Additionally, the Statement of Stockholders' (Deficit) Equity reflects an increase in the Company's accumulated deficit of $354,639 as of June 30, 1997.

10.   Subsequent Events:

     In March 1999, the Company raised gross proceeds of $575,900 in a private placement of 14,120,019 shares of its common stock.

     In July 1998, the Company's Board of Directors approved the granting of 350,000 common stock options to various consultants to the Company. The stock options have exercise prices of $.22 per share.

                               GROUP V CORPORATION

                                  Exhibit 24.1

                            SCHEDULE OF SUBSIDIARIES

This schedule contains a list of all subsidiaries, the state or other jurisdiction of incorporation or organization of each, and the names under which each subsidiaries do business.


Subsidiary:       National Pools Corporation
State of Incorporation:                            Delaware

Subsidiary:       Academy Network Services
State of Incorporation:                            Delaware

Subsidiary:       Premier Plus, Inc.
State of Incorporation:                            Delaware

Subsidiary:       Lottery Publications Corporation
State of Incorporation:                            Delaware