Form 10QSB
period 1998-09-30
GROUP V CORP
filed 1999-05-03
CIK 828956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For The Quarter Ended September 30, 1998           Commission File No. 0-18224

                  Corporation (formerly, NuOASIS GAMING, INC.)
             (Exact name of registrant as specified in its charter)

               Delaware                                  95-4176781
(State or other jurisdiction              (I.R.S.Employer Identification Number)
  of incorporation or organization)


550 15th Street, San Francisco, California                94103
(Address of principal executive offices)                (Zip Code)

                                 (415) 575-0222
              (Registrant's telephone number, including area code)

N/A                                                         N/A
(Former Address, if changed                   (Former Zip Code, if changed since
     since last report)                                last report)

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

 Preferred Stock $.01 par value; 170,000 shares outstanding as of June 30, 1998

   Preferred                      Stock Series B $2.00 par value; 150,000 shares
                                  outstanding as of June 30, 1998

       Common Stock $.01 par value; 49,889, 880 shares as of Dec 31, 1998.

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)
                                      INDEX


                                                                            PAGE
                                    PART I

Item 1. Financial Statements

         Consolidated Condensed Balance Sheet as of September 30, 1998
            (unaudited)...................................................   1
         Consolidated Condensed Statements of Operations for the Three Months
            Ended September 30, 1998 and 1997 (unaudited).................   2
         Consolidated Condensed Statements of Cash Flows for the
            Three Months Ended September 30, 1998 and 1997 (unaudited)....   3
         Notes to Consolidated Condensed Financial Statements.............   4

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   8

                                     PART II

Item 1. Legal Proceedings.................................................   9

Item 2. Changes in Securities.............................................  10

Item 3. Defaults Upon Senior Securities...................................  10

Item 4. Submission of Matters to a Vote of Security Holders...............  10

Item 5. Other Information.................................................  10

Item 6. Exhibits and Reports on Form 8-K..................................  10


Signatures................................................................  11

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)
                      Consolidated Condensed Balance Sheet
                      As of September 30, 1998 (Unaudited)

                                                                   September 30,
                                                                            1998
                                                                     (Unaudited)
Current Assets:
      Cash and cash equivalents ..................................$    33,729
      Marketable securities ......................................     72,420
      Accounts receivable.........................................  (117,108)
      Advances....................................................  (237,993)
      Inventories.................................................     44,329
      Prepaid expenses ...........................................     25,483

             Current Assets .......................................  (179,191)

Fixed assets:
             Furniture and equipment ..............................   806,706
             Less accumulated depreciation ........................   (94,515)

                 Totalfixed assets, net ...........................   712,191
Other assets ......................................................    14,661

TOTAL ASSETS......................................................$   547,713

Current Liabilities:
      Current portion of capital lease obligations ...............$   114,188
      Notes Payable ..............................................$   100,000
      Accounts payable............................................  1,329,950
      Due to affiliates ..........................................         --
      Deferred revenue............................................     47,373
      Accrued expenses and accrued interest.......................    430,751

            Total Current Liabilities ............................  2,022,262
Long Term Liabilities:
Long term capital lease obligations...............................    546,463
Notes payable ....................................................  1,200,000

      Total Long Term Liabilities.................................  1,746,463
      Total Liabilities ..........................................   3,768726
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - par value $.01;  authorized  1,000,000 shares;  14% cumulative convertible; issued and outstanding
 170,000 shares (aggregate liquidation of $170,000) ....................1,700
Preferred Stock Series B - par value $2.00; authorized,
 issued and outstanding 150,000 shares (aggregate
 liquidation of $300,000)............................................ 300,000
Common stock - par value $.01; authorized 333,000,000 shares;
 49,889,880 shares issued and outstanding.........................    498,797
Additional paid-in capital.........................................16,635,791
Stockholders' receivables................... ......................  (515,967)
Unrealized loss on marketable securities...........................  (429,738)
Accumulated deficit...............................................(19,711,595)
      Total tockholders' Equity....................................(3,221,012)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................$   547,713

  See accompanying notes to these consolidated condensed financial statements.

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)
                 Consolidated Condensed Statements of Operations
    For the Three Month Period Ended September 30, 1998 and 1997 (Unaudited)


                             Three Months Ended
                                September 30,
                          --------------------------
                             1998          1997
                          ------------  ------------
                          (Unaudited)   (Unaudited)


Revenues                  $ 272,576     $      --
                          ------------  ------------
Costs and expenses:
Operating costs             287,025            --
General and                 675,060       173,258
administrative
Professional services       132,743       177,848
Depreciation and             29,815         4,410
amortization
Interest expense, net        24,000        17,385
                          ------------  ------------
  Total costs and         1,148,643       372,901
expenses
                          ------------  ------------
                          ------------  ------------
Net (loss) from
  continuing operations    (876,067)     (372,901)
                          ------------  ------------

Net (loss)                $(876,067)    $(372,901)
                         ============  ============
Net (loss) applicable to
  common stock            $(876,067)    $(378,851)
                          ============  ============
Basic and diluted net
(loss)                    $     (.02)   $     (.01)
  per common share
                          ============  ============
Weighted average common
  shares outstanding      49,889,880    42,179,445
                          ============  ============




  See accompanying notes to these consolidated condensed financial statements.

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)
                 Consolidated Condensed Statements of Cash Flows
    For the Three Month Period Ended September 30, 1998 and 1997 (Unaudited)

                                                         Three Months Ended
                                                           September 30,
                                                      -------------------------
                                                         1998         1997
                                                      ------------ ------------
                                                      (Unaudited)  (Unaudited)
Operating activities:
Net Loss                                              $(634,008)   $(372,901)
Adjustments to reconcile net
loss to
  net cash used in operating
activities:
  Depreciation and                                       29,815        4,410
amortization
Increase (decrease) from
changes in:
  Marketable Securities                                  73,435
  Accounts receivable and                               127,194      (62,409)
advances
  Inventories                                            (2,961)
  Prepaid expenses                                       (9,565)      17,841
  Other Assets                                           (7,461)
  Accounts payable, accrued                                           80,507
   expenses and interest                                693,722
  Deferred revenue                                       40,305
  Due to affiliate                                     (354,639)      61,007
                                                      ------------ ------------
Net cash used in operating                              (43,163)    (271,545)
activities
                                                      ------------ ------------
                                                      ------------ ------------
Investing activities:
  Purchase of equipment                                 (51,974)          --
  Acquisitions of other                                      --           --
assets                                                                    --
                                                      ------------ ------------
                                                      ------------ ------------
Net cash provided in                                                      --
investing activities                                    (51,974)
                                                      ------------ ------------
                                                      ------------ ------------
Financing activities:
  Proceeds from
stockholders'                                                --       30,200
      receivables
  Payments from                                              --           --
 stockholders'receivables
                                                      ------------ ------------
                                                      ------------ ------------
Net cash provided from
  financing activities                                       --       30,200
                                                      ------------ ------------
Net (decrease) increase in                              (96,137)    (241,345)
cash
Cash and cash equivalents, beginning                     62,408      677,525
of period
                                                      ============ ============

 Cash and cash equivalents, end of period            $   33,729     $436,180
                                                      ============ ============
Supplemental Disclosure of Cash Flow Information
Cash paid during the period
for:                                                  $      --     $     --
  Income taxes
  Interest                                            $      --     $     --

Non-cash investing and financing activities:
  Preferred Stock Series B converted to common
  stock                                               $      --     $ 200,000
  Purchase of equipment via assumption of capital
  leases
  Purchase of NPC for Notes payable                   $      --     $      --
  Purchase of NPC for Accrued liability               $      --     $      --


 See accompanying notes to these consolidated condensed financial statements.

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)
              Notes to Consolidated Condensed Financial Statements
                               September 30, 1998
                                   (Unaudited)

Note 1. General

PRINCIPLES OF CONSOLIDATION

     Group V Corporation (formerly, NuOasis Gaming, Inc.) (the "Company") was originally incorporated in the State of Delaware in 1987. The Company has historically operated as a holding company for leisure and entertainment related businesses. During the year ended June 30, 1998 ("Fiscal 1998"), the Company, through its wholly-owned subsidiaries, entered the one-plus and pre-paid telecommunications industry, the network marketing industry and the lottery publications and lottery club play industries

     The accompanying unaudited consolidated condensed financial statements include the accounts of Group V Corporation (formerly, NuOasis Gaming, Inc.) and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Registrant's financial position as of September 30, 1998, and its results of operations and cash flows for the three month then ended. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and other information in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998. The unaudited results of operations for the three month ended September 30, 1998, are not necessarily indicative of the operating results for the full year.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 107 requires disclosure about fair value for all financial instruments whether or not recognized, for financial statement purposes. Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 1998 and considerable judgment is necessary to interpret market data and develop estimated fair value. The Company has determined that the fair value of all financial instruments, which include accounts receivable, notes payable, and capital lease obligations, approximated their carrying value as of September 30, 1998. MARKETABLE SECURITIES SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that management classify investments in equity securities that have readily determinable fair values as held-to-maturity, available-for-sale, or trading securities.


     As of September 30, 1998, marketable securities consist of 1,577,708 shares of common stock of NuOasis Resorts, Inc., a stockholder. The Company has classified these equity securities as available-for-sale and, accordingly, they are presented in the accompanying consolidated balance sheet at their estimated fair market value based on quoted market prices as of September 30, 1998.


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

ISSUANCE OF STOCK FOR SERVICES


     Shares of the Company's common stock issued for services are recorded in accordance with SFAS No. 123 at the fair market value of the stock issued or the fair market value of the services provided whichever value is more reliably measurable. The values of the services are typically stipulated by contractual agreements.
LOSS PER COMMON SHARE

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

     In September 1997, the Company agreed in principle to acquire a 50% convertible net profits interest ("Net Profits Interest") in Universal Network Services, Inc. ("UNSI"). NPC's Chief Operating Officer, Mr. Dennis Houston, is a shareholder and officer of UNSI. The Net Profits Interest would have provided the Company with up to 50% of UNSI's net operating profit and granted the Company the option to convert its Net Profits Interest into an equity interest of up to 100% of UNSI's issued and outstanding common stock. During the quarter ended March 31, 1998, the Company abandoned its acquisition of the Net Profits Interest in UNSI and recorded $22,500 in related professional service expense and in June 1998 terminated its employment agreement with Mr. Houston. UNSI is an interexchange carrier that provided telecommunications services to both residential and business customers throughout the United States and certain foreign countries. In August 1998, UNSI filed for protection under Chapter 11 of the U.S. Bankruptcy code and has subsequently been liquidated under Chapter 7 of the U.S. Bankruptcy Code. Lottery Publication Corporation

     During the quarter ended March 31, 1998, the Company formed a wholly owned subsidiary, Lottery Publication Company (LPC) which publishes Lottery Insider Magazine. Lottery Insider magazine is a monthly digest of player strategies, human-interest stories and tips and statistics of interest to all lottery players. A syndicated and award winning editorial team head the groundbreaking publication.

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


     The Registrant has incurred net losses and negative cash flows from operating activities since its inception in 1988. The Registrant had cash and cash equivalents of approximately $33,729 and $436,180 as of September 30, 1998 and 1997, respectively.

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



RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED september 30, 1998 AND 1997

     As a result of the acquisition of the Ark-Tel assets effective March 1, 1998, the Company reported revenues of $ 272,576 compared to no revenues in the same period last year.

     Total general and administrative expenses increased by $501,802 or 289% during the quarter ended March 31, 1998, compared to the same period last year, as the Company continued staffing its newly formed operating subsidiaries.

     Professional  services  decreased  by $ 45,105 or 26%  during  the  current quarter compared to the same period during last year due to the decreasing services of attorneys and other advisors relating to acquisitions (see Note 2 of the footnotes to accompanying unaudited consolidated condensed financial statements included elsewhere herein at Item 1).


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

     On July 26, 1999, the Company filed a lawsuit (Group V Corporation v. Network Long Distance, Inc.) in the District Court, City and County of Denver, Case No. 97 CV 4131, Division 7. The complaint was filed against Network Long Distance, Inc. and their transfer agent to compel them to release the Network Long Distance shares received in the NuOasis Exchange Agreement. A five-day trial has been set to commence on September 13, 1999 in Denver, Colorado.


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


GROUP V CORPORATION (formerly, NUOASIS GAMING, INC.)


Date: April 30, 1999                                    By:/s/ Joseph Monterosso
                                       Joseph Monterosso, President and Director

Date: April 30, 1999                               By:/s/ Russell F. McCann, Jr.

                                                Russell F. McCann, Jr., Director