Form 10QSB
period 1998-12-31
GROUP V CORP
filed 1999-05-17
CIK 828956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For The Quarter Ended December 31, 1998               Commission File No.0-18224



              Group V Corporation (formerly, NuOASIS GAMING, INC.)
             (Exact name of registrant as specified in its charter)

Delaware                                                              95-4176781
(State or other jurisdiction                R.S. Employer Identification Number)
 of incorporation or organization)


550 15th Street, San Francisco, California                                 94103
(Address of principal executive offices)                              (Zip Code)


                                 (415) 575-0222
              (Registrant's telephone number, including area code)


N/A                                                                        N/A
(Former Address, if                                            (Former Zip Code,
 changed since last report)                        if changed since last report)
                                       N/A
             (Former telephone number, if changed since last report)

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


                                                              PAGE
                              PART I

Item 1. Financial Statements


        Consolidated Condensed Balance Sheet as of December 31,
           1998 (unaudited)....................................   1

        Consolidated Condensed Statements of Operations for the
           Three Months Ended

        December 31, 1998 and 1997 (unaudited).................   2
        Consolidated Condensed Statements of Cash Flows for the
           Three Months Ended December 31, 1998 and 1997
           (unaudited).........................................   3

        Notes to Consolidated Condensed Financial Statements...   4

Item 2. Management's Discussion and Analysis of Financial
        Condition and
        Results of Operations..................................   8

                              PART II

Item 1. Legal Proceedings......................................  10

Item 2. Changes in Securities..................................  10

Item 3. Defaults Upon Senior Securities........................  10

Item 4. Submission of Matters to a Vote of Security Holders....  10

Item 5. Other Information......................................  10

Item 6. Exhibits and Reports on Form 8-K.......................  10


Signatures.....................................................  11

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)
                      Consolidated Condensed Balance Sheet

                       As of December 31, 1998 (Unaudited)

                                                            December
                                                                 31,

                                                                1998
                                                          (Unaudited)
Current Assets:

      Cash and cash equivalents .........................$   7,795
      Marketable securities .............................   72,372
      Accounts receivable................................   23,460
      Advances...........................................(305,799)
      Inventories........................................   44,640
      Prepaid expenses ..................................   25,538


           Current Assets ............................... (117,071)
Fixed assets:

      Furniture and equipment ...........................  808,206
      Less accumulated depreciation ..................... (124,330)

           Totalfixed assets, net ........................ 683,387
Other assets ............................................    7,200

TOTAL ASSETS.............................................$ 574,005


Current Liabilities:

      Current portion of capital lease obligations ......$ 114,188
      Notes Payable .....................................$ 432,000
      Accounts payable...................................1,307,039
      Due to affiliates .................................       --
      Deferred revenue...................................   41,637
      Accrued expenses and accrued interest..............  521,710


           Total Current Liabilities ....................2,416,574
Long Term Liabilities:

Long term capital lease obligations......................  494,994
Notes payable ...........................................1,200,000

      Total Long Term Liabilities........................1,694,994
      Total Liabilities .................................4,111,569

Commitments and Contingencies
Stockholders' Equity:
Preferred stock - par value $.01;  authorized  1,000,000 shares;  14% cumulative convertible; issued and outstanding 170,000 shares
   (aggregate liquidation of $170,000)...................    1,700
Preferred Stock Series B - par value $2.00;
   authorized, issued and outstanding
   150,000 shares (aggregate liquidation of $300,000)....  300,000
Common stock - par value $.01; authorized 333,000,000

   shares; 49,889,880 shares issued and outstanding......  498,797
Additional paid-in capital..............................16,635,791
Stockholders' receivables............... .........        (515,967)
Unrealized loss on marketable securities................. (429,738)
Accumulated deficit....................................(20,028,146)

    Total Stockholders' Equity..........................(3,537,564)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............$ 574,005


                  See accompanying notes to these consolidated
                         condensed financial statements.

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)

                 Consolidated Condensed Statements of Operations
           For the Three Month Period Ended December 31, 1998 and 1997

                                   (Unaudited)



                        Three Months Ended
                           December 31,

                       ----------------------
                         1998        1997
                       ---------- -----------
                       (Unaudited)(Unaudited)



Revenues               $238,855   $     --

                       ---------- -----------
Costs and expenses:

Operating costs          88,543         --
General and             370,062    380,294
administrative
Professional services    28,574    595,351
Depreciation and         29,815      8,820
amortization
Interest expense, net    24,000     38,486

                       ---------- -----------

  Total costs and       540,994   1,022,951
expenses

                       ---------- -----------
                       ---------- -----------
Net (loss) from

  continuing           (302,139)  (1,022,951)
operations

                       ---------- -----------


Net (loss)             $(302,139)$(1,022,951)

                        ========= ===========
Net (loss) applicable

to common stock        $(302,139) $(1,034,851)


                       ========== ===========
Basic and diluted net

(loss)per common share $    (.01) $    (.02)

                         ========== ===========
Weighted average common
  shares outstanding   49,889,880 48,214,092
                       ========== ===========




                  See accompanying notes to these consolidated
                         condensed financial statements.

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)

                 Consolidated Condensed Statements of Cash Flows
           For the Three Month Period Ended December 31, 1998 and 1997
                                   (Unaudited)

                                               Three Months Ended
                                                  December 31,

                                              ----------------------
                                                 1998       1997
                                              ----------- ----------
                                              (Unaudited) (Unaudited)
Operating activities:

Net Loss                                      $(316,551)  $(1,022,951)
Adjustments to reconcile
net loss to net cash used in
operating activities:
  Depreciation and amortization                  29,815         8,820
  Services for Stocks                                         453,802
Increase (decrease) from
changes in:
  Marketable Securities                              48
  Accounts receivable and advances              (84,684)     (248,598)
  Inventories                                    (3,311)
  Prepaid expenses                                  (55)
  Other Assets                                   (7,461)       17,641
  Accounts payable,
    accrued expenses and interest               400,048        77,376
  Deferred revenue                               (5,736)
  Due to affiliate                                  --         78,647
                                              ----------- ----------
Net cash used in
operating activities                              27,035    (635,263)
                                              ----------- ----------
                                              ----------- ----------
Investing activities:
  Purchase of equipment                        (52,969)    (10,401)
  Acquisitions of other                             --          --
     assets                                   ----------- ----------
                                              ----------- ----------
Net cash provided in
investing activities                           (52,969)    (10,401)
                                              ----------- ----------
                                              ----------- ----------
Financing activities:
  Proceeds from
   stockholders'                                    --      30,200
      receivables
  Payments from                                     --          --
stockholders' receivables
                                              ----------- ----------
                                              ----------- ----------
Net cash provided from
  financing activities                              --      30,200
                                              ----------- ----------
Net (decrease) increase                        (25,934)   (615,464)
in cash
Cash and cash equivalents,                      33,729     677,525
beginning of period
                                              =========== ==========
 Cash and cash equivalents, end               $  7,795     $62,061
 of period
                                              =========== ==========
Supplemental  Disclosure  of Cash Flow  Information  Cash paid during the period for:
  Income taxes                                $           $
  Interest                                    $           $
Non-cash investing and financing activities:
  Preferred Stock Series B converted to
    common stock                              $           $200,000
  Purchase of equipment via assumption of
    capital leases                            $           $
  Purchase of NPC for Notes payable           $           $
  Purchase of NPC for Accrued liability       $           $

             See accompanying notes to these consolidated condensed
                              financial statements.

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)

              Notes to Consolidated Condensed Financial Statements
                                December 31, 1998

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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Registrant's financial position as of December 31, 1998, and its results of operations and cash flows for the three month then ended. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and other information in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998. The unaudited results of operations for the three month ended December 31, 1998, are not necessarily indicative of the operating results for the full year.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS


     Statement of Financial Accounting Standards ("SFAS") No. 107 requires disclosure about fair value for all financial instruments whether or not recognized, for financial statement purposes. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1998 and considerable judgment is necessary to interpret market data and develop estimated fair value. The Company has determined that the fair value of all financial instruments, which include accounts receivable, notes payable, and capital lease obligations, approximated their carrying value as of December 31, 1998.


MARKETABLE SECURITIES

     SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that management classify investments in equity securities that have readily determinable fair values as held-to-maturity, available-for-sale, or trading securities.


     As of December 31, 1998, marketable securities consist of 1,577,708 shares of common stock of NuOasis Resorts, Inc., a stockholder. The Company has classified these equity securities as available-for-sale and, accordingly, they are presented in the accompanying consolidated balance sheet at their estimated fair market value based on quoted market prices as of December 31, 1998.



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


Premier Plus, Inc.

     On April 7, 1998 the Company incorporated a new wholly-owned subsidiary, Premier Plus, Inc. (PPI), as a network marketing company which sells and distributes the Company's various telecommunication products and services, including custom pre-paid calling cards, pre-paid calling cards, One-Plus residential and business long distance services, Lottery Insider Magazine and NPC's HitLoTTo(R) program. Premier Plus has marketing and distribution rights with a number of leading sports and travel services providers. Premier Plus, Inc. operates through approximately 200 independent sales representatives nationwide who are centrally managed by the Company's operations in San Francisco, California

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONSLIQUIDITY AND CAPITAL
       RESOURCES


     The Registrant has incurred net losses and negative cash flows from operating activities since its inception in 1988. The Registrant had cash and cash equivalents of approximately $7,795 and $62,061 as of December 31, 1998 and 1997, respectively.

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


RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED December 31, 1998 AND 1997


     As a result of the acquisition of the Ark-Tel assets effective March 1, 1998, the Company reported revenues of $ 238,855 compared to no revenues during the same period last year.


     Total general and administrative expenses decreased by $10,232 or 3% during the quarter ended December 31, 1998, compared to the same period last year, as the Company's expense reduction program was implemented at its operating subsidiaries.

     Professional services decreased by $566,777 or 95% during the current quarter compared to the same period during last year due to the decreasing services of attorneys and other advisors relating to the acquisitions (see Note 2 of the footnotes to accompanying unaudited consolidated condensed financial statements included elsewhere herein at Item 1).


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


              GROUP V CORPORATION (formerly, NUOASIS GAMING, INC.)


Date: April 30, 1999                              By:/s/ Joseph Monterosso
                                                     ---------------------
                                       Joseph Monterosso, President and Director

Date: April 30, 1999                              By:/s/ Russell F. McCann, Jr.
                                                     --------------------------
                                                Russell F. McCann, Jr., Director