Form 10QSB
period 1999-03-31
GROUP V CORP
filed 1999-05-17
CIK 828956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For The Quarter Ended March 31, 1999                  Commission File No.0-18224


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

                                  (415)575-0222
              (Registrant's telephone number, including area code)


       N/A                                                       N/A
(Former Address, if changed                           (Former Zip Code, if
  since last report)                                  changed since last report)
                                       N/A
             (Former telephone number, if changed since last report)

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

      Common Stock $.01 par value; 94,191,215 shares as of Mar 31, 1999.

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)
                                      INDEX


                                                                            PAGE
                                     PART I

Item 1. Financial Statements


         Consolidated Condensed Balance Sheet as of March 31,1999 (unaudited)1 Consolidated Condensed Statements of Operations for the Three Months

            Ended

         March 31, 1999 and 1998 (unaudited)..............................   2
         Consolidated Condensed Statements of Cash Flows for the
            Three Months Ended March 31, 1999 and 1998 (unaudited)........   3
         Notes to Consolidated Condensed Financial Statements.............   4


Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   8

                                     PART II

Item 1. Legal Proceedings.................................................  10

Item 2. Changes in Securities.............................................  10

Item 3. Defaults Upon Senior Securities...................................  10

Item 4. Submission of Matters to a Vote of Security Holders...............  10

Item 5. Other Information.................................................  10

Item 6. Exhibits and Reports on Form 8-K..................................  10


Signatures................................................................
         11

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)
                      Consolidated Condensed Balance Sheet

                        As of March 31, 1999 (Unaudited)

                                                                           March
                                                                             31,
                                                                            1999

                                                                     (Unaudited)
Current Assets:

      Cash and cash equivalents ..................................$   242,701
      Marketable securities ......................................     72,372
      Accounts receivable.........................................     57,053
      Advances....................................................  (316,380)
      Inventories.................................................     47,640
      Prepaid expenses ...........................................     20,005


      Total Current Assets .......................................    141,815
Fixed assets:


      Furniture and equipment ....................................    814,952
      Less accumulated depreciation ..............................   (154,145)

            Totalfixed assets, net ................................   660,807
Other assets .....................................................      7,200

TOTAL ASSETS......................................................$   809,822


Current Liabilities:

      Current portion of capital lease obligations ...............$   114,188
      Notes Payable ..............................................$   369,000
      Accounts payable............................................  1,234,244
      Due to affiliates ..........................................         --
      Deferred revenue............................................     41,637
      Accrued expenses and accrued interest.......................    232,406


            Total Current Liabilities ............................  1,991,474
Long Term Liabilities:

Long term capital lease obligations...............................    443,526
Notes payable ....................................................  1,200,000
      TotalLong Term Liabilities..................................  1,643,526
      Total Liabilities ..........................................  3,635,000

Commitments and Contingencies
Stockholders' Equity:
Preferred stock - par value $.01;  authorized  1,000,000 shares;  14% cumulative convertible; issued and outstanding 170,000 shares
   (aggregate liquidation of $170,000)                                  1,700
Preferred Stock Series B - par value $2.00;
   authorized, issued and outstanding
   150,000 shares (aggregate liquidation of $300,000).............    300,000
Common stock - par value $.01; authorized 333,000,000 shares;

   94,191,215 shares issued and outstanding.......................    925,533
Additional paid-in capital.........................................16,635,791
Stockholders' receivables....................................        (515,967)
Unrealized loss on marketable securities..........................   (429,738)
Accumulated deficit...............................................(20,318,881)
      Total Stockholders' Equity..............................   (  2,825,178)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................$   809,822


  See accompanying notes to these consolidated condensed financial statements.

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)

                 Consolidated Condensed Statements of Operations
      For the Three Month Period Ended March 31, 1999 and 1998 (Unaudited)



                               Three Months Ended

                                    March 31,

                          --------------------------

                             1999          1998

                          ------------  ------------
                          (Unaudited)   (Unaudited)



Revenues                  $ 191,875     $ 152,761

                          ------------  ------------
Costs and expenses:

Operating costs             185,090       157,103
General and                 369,684       242,877
administrative
Professional services        81,037       222,789
Depreciation and             29,815        14,348
amortization
Interest expense, net             0         5,036
Write off excess cost
over basis of net assets         --        37,740
acquired
Reduction in previously
written off excess cost
over basis of net assets                 (187,200)
acquired

                          ------------  ------------

  Total costs and           665,626       492,693
expenses

                          ------------  ------------
                          ------------  ------------
Net (loss) from

  continuing operations    (473,751)     (339,932)

                          ------------  ------------


Net (loss)                $  (          $(339,932)
                          473,751)

                          ============  ============
Net (loss) applicable to

  common stock            $(479,751)    $(345,882)

                          ============  ============
Basic and diluted net

(loss)                    $     (.01)   $     (.01)
  per common share

                          ============  ============
Weighted average common

  shares outstanding      94,191,215    49,834,880

                          ============  ============




  See accompanying notes to these consolidated condensed financial statements.

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)

                 Consolidated Condensed Statements of Cash Flows
      For the Three Month Period Ended March 31, 1999 and 1998 (Unaudited)

                                                         Three Months Ended
                                                               March,

                                                      -------------------------

                                                         1999         1998

                                                      ------------ ------------
                                                      (Unaudited)  (Unaudited)
Operating activities:

Net Loss                                              $(290,735)   $(1,362,883)
Adjustments to reconcile net

loss to net cash used in operating
activities:

  Depreciation and amortization                          29,815       36,006
   Services for stock                                                454,748
   Loss on sale of securities                                         43,224
   Interest on stockholder                                           (23,781)
     receivable
   Write down of excess cost over
     basis of net assets acquired                                     37,740
   Reduction in previously
     written off Excess cost                                        (187,200)
Increase (decrease) from changes in:
  Accounts receivable and advances                      (29,512)    (268,615)
  Inventories                                                --           --
  Prepaid expenses                                        5,533       (7,091)
  Other Assets                                               --
  Accounts payable, accrued
   expenses and interest                               (425,099)     171,939
  Deferred revenue                                           --      317,439
  Due to affiliate                                           --      (45,191)

                                                      ------------ ------------
Net cash used in operating
activities                                             (709,998)    (833,665)
                                                      ------------ ------------
                                                      ------------ ------------
Investing activities:

    Proceeds from sale of                             1,003,119      554,306
securities                                              (58,214)    (352,598)
  Purchase of equipment                                      --       (1,486)
  Acquisitions of other assets                               --           --

                                                        ------------ -----------

Net cash provided in investing                          944,905      200,222

activities
                                                      ------------ ------------
Financing activities:

Proceeds from stockholders'                                  --      247,400
receivables                                                  --           --
Payments from stockholders'
receivables                                                  --           --

                                                      ------------ ------------
Net cash provided from

  financing activities                                       --      247,400

                                                      ------------ ------------

Net (decrease) increase in cash                         234,907     (386,043)
Cash and cash equivalents, beginning                      7,795      677,525
of period

                                                      ============ ============

 Cash and cash equivalents, end of

 period                                               $ 242,701     $291,482

                                                      ============ ============
Supplemental  Disclosure  of Cash Flow  Information  Cash paid during the period for:
  Income taxes                                        $            $   5,291
  Interest                                            $            $
Non-cash investing and financing activities:
  Preferred Stock Series B converted to common

   stock                                              $            $  200,000
  Purchase of equipment via assumption of capital
   leases                                             $            $  768,796
  Purchase of NPC for Notes payable                   $            $
  Purchase of NPC for Accrued liability               $            $



  See accompanying notes to these consolidated condensed financial statements.

                               GROUP V CORPORATION
                        (formerly, NUOASIS GAMING, INC.)
              Notes to Consolidated Condensed Financial Statements

                                 March 31, 1999

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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Registrant's financial position as of March 31, 1999, and its results of operations and cash flows for the three month then ended. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and other information in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998. The unaudited results of operations for the three months ended March 31 1999, are not necessarily indicative of the operating results for the full year.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS


     Statement of Financial Accounting Standards ("SFAS") No. 107 requires disclosure about fair value for all financial instruments whether or not recognized, for financial statement purposes. Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 1999 and considerable judgment is necessary to interpret market data and develop estimated fair value. The Company has determined that the fair value of all financial instruments, which include accounts receivable, notes payable, and capital lease obligations, approximated their carrying value as of March 31, 1999.



MARKETABLE SECURITIES

     SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that management classify investments in equity securities that have readily determinable fair values as held-to-maturity, available-for-sale, or trading securities.


     As of March 31, 1999, marketable securities consist of 1,577,708 shares of common stock of NuOasis Resorts, Inc., a stockholder. The Company has classified these equity securities as available-for-sale and, accordingly, they are presented in the accompanying consolidated balance sheet at their estimated fair market value based on quoted market prices as of March 31, 1999.



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


     The Registrant has incurred net losses and negative cash flows from operating activities since its inception in 1988. The Registrant had cash and cash equivalents of approximately $242,701 and $291,482 as of March 31, 1999 and 1998, respectively.

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



RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED March 31, 1999 and 1998


     As a result of the acquisition of the Ark-Tel assets effective March 1, 1998, the Company reported revenues of $ 191,875 compared to $152,761 an increase of 26% over the same period last year.


     Total general and administrative expenses increased by $126,807 or 52% during the quarter ended March 31, 1998, compared to the same period last year, as the Company continued staffing its operating subsidiaries and considered the possibility of relocating it's telecommunication operations.

     Professional  services  decreased  by $ 141,752 or 64%  during the  current quarter compared to the same period during last year due to the decreasing services of attorneys and other advisors relating to acquisitions (see Note 2 of the footnotes to accompanying unaudited consolidated condensed financial statements included elsewhere herein at Item 1).



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


GROUP V CORPORATION (formerly, NUOASIS GAMING, INC.)


Date: April 30, 1999                                By:/s/ Joseph Monterosso
            --                                         ---------------------
                                       Joseph Monterosso, President and Director

Date: April 30, 1999                          By:/s/ Russell F. McCann, Jr.
           ---                                   --------------------------
                                                Russell F. McCann, Jr., Director