Form 10KSB
period 1999-06-30
GROUP V CORP
filed 1999-11-17
CIK 828956

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 1999
Commission file number: 0-18224

                               TOTALAXCESS.COM, INC.
                           (formerly Group V Corporation)


Delaware                                                     95-4176781
(State of other jurisdiction                (I.R.S. Employer Identification No.)
  of incorporation or organization)

                       201 Clay Street, Oakland, CA 94607
                    (Address of Principal Executive Offices)

                                 (510) 286-8700
              (Registrant's Telephone Number, including Area Code)

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

     The Registrant had operating revenues of $1,271,673 for the year ended June 30, 1999.

     As of June 30, 1999, the aggregate market value of the voting stock (based upon the average closing bid and asked prices in the over-the-counter market as quoted on NASD-OTC Bulletin Board as of June 30, 1999) held by non-affiliates was approximately $64,731,022.

          Class                           Outstanding at November 15, 1999, 1999
Common Stock, $.01 par value                          128,727,643 shares

                      Documents Incorporated by Reference:
                                      None

                               TABLE OF CONTENTS

                                                                            Page

       PART I
Item 1. Description of Business ...........................................  1

Item 2. Description of Properties .........................................  6

Item 3. Legal Proceedings .................................................  7

Item 4. Submission of Matters to a Vote of Security Holders ...............  8

                                        PART II

Item 5. Market for Common Equity and Related Stockholder Matters ..........  8

Item 6. Management's Discussion and Analysis ..............................  9

Item 7. Financial Statements .............................................. 10

Item 8. Changes in and Disagreements with Accountants on Accounting and

             Financial Disclosure ........................................  10

                                        PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

            Compliance with Section 16(a) of the Exchange Act ..............10

Item 10.Executive Compensation .............................................15

Item 11.Security Ownership of Certain Beneficial Owners and Management .....17

Item 12.Certain Relationships and Related Transactions .....................18

Item 13.Exhibits and Reports on Form 8-K ...................................22

                                          1
PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

General

     TotalAxcess.com, Inc. (formerly, Group V Corporation) ("TotalAxcess", the "Company", or the "Registrant") was originally incorporated in the State of Delaware in 1987. TotalAxcess.com, Inc. began trading under the Company's new name and ticker symbol, TXCI, in May 1999. Since the fiscal year ended June 30, 1997 and prior to May 1999, the Company's name was Group V Corporation (formerly, NuOasis Gaming, Inc.). This name change reflects the Company's continued progression into the Internet Marketing, Telecommunications and E-Commerce business arenas.

     The Registrant's core business is providing telecommunication services to a wide-variety of consumers. These services take the form of one of the following segments:

     1) Non Switched One Plus long distance service 2) Non Switched wholesale and retail pre-paid calling cards 3) Switched pre-paid calling cards 4) Switched wholesale services 5) HitLoTTo(R) program

     Switched telecommunications traffic refers to the process of selecting paths for the transmission of video, data and voice information to a specific recipient utilizing the Company's switching equipment. This switching equipment requires the use of dedicated T1's, which are the trunks/lines that carry telecommunications traffic. Tier 1 and Tier 2 carriers provide these lines/circuits. Non-switched refers to utilizing a Tier 1or Tier 2 carrier's switching equipment to carry either the Company's one plus long distance customers telephony traffic or pre-paid calling card traffic.

Company Strategy

     The Company's ongoing plan is to establish switching capabilities in Southern California where it has leased space which is conveniently located near several Tier 1 carriers that can provide the necessary T-1 connections. The Company's plan is to negotiate with Tier 1 carriers to provide the necessary circuits in order to carry up to 100,000,000 minutes of traffic per month.

     TotalAxcess is negotiating with several equipment suppliers that will be able to provide the additional switching equipment that the aforementioned traffic will require. The Company estimates that it will need to acquire 5 additional switches. Each switch will have the ability to connect to approximately 64 T1's and carry approximately 20 million minutes per switch.

     The Company plans to aggressively market its One Plus long distance service by providing competitive rates and simple plans to existing and new customers. The marketing plan is to utilize Total Axcess' existing wide spread distribution network, presently in place, to market to wholesale pre-paid calling card customers. The goal is to steadily increase Company revenues from a steady source of business that can be found in the residential long distance arena.

     TotalAxcess has also been negotiating to provide several overseas companies with telephony services to the United States. The Company would provide high-volume switching services to these companies for traffic terminating in the United States.

     The Company intends to actively and aggressively pursue the increase of its revenues and cash flow through the wholesale distribution and sale of pre-paid calling cards and its One Plus long distance service. TotalAxcess is negotiating with several equipment suppliers to obtain additional switching equipment that will allow the Company to meet its projected business growth. This growth will allow the Company to negotiate more competitive rates that will greatly enhance the projected profitability of the Company. Management announced in August 1999 the strategic alliance with licensed long distance carrier Comnet that will broaden their international pre-paid network services into Mexico. The Company has been negotiating and is prepared to move forward with additional strategic alliances' in Paraguay, India and Italy. Management believes that once concluded, these alliances will increase revenues and cash flow.

Significant Customers and Suppliers

     During the year ended June 30, 1999, the Company's largest customer, Blackstone Calling Cards, Inc. accounted for approximately 41% of the Company's total consolidated revenues.

     During the year ended June 30, 1999, the Company's switching supplier provided services through the following Tier 1 carriers: Qwest, Sprint, GTE. This accounted for approximately 65% of the Company's total consolidated cost of sales.

Competition

     The telecommunications industry is highly competitive. Increased consolidation and strategic alliances in the industry resulting from the Telecommunications Act of 1996 have allowed significant new competitors to enter the industry. Such consolidation could result in larger, better-capitalized competitors. Many of the Company's existing and potential competitors compete with significantly greater financial, personnel, marketing and other resources, and have other competitive advantages. Furthermore, the telecommunications industry is in a period of rapid technological evolution, marked by new
technologies   and  the   introduction   of  new  products  and  services.   The
telecommunications industry is also subject to various degrees of federal, state, local and international regulation.

The Business and History of National Pools Corporation

     National Pools Corporation ("NPC") is a California corporation doing business at 201 Clay Street, Oakland, California 94607. The Company believes that NPC is the first company to have developed and marketed a pre-paid long distance phone card with an innovative free method of group lottery play as a value-added incentive to phone card purchase. The program developed by NPC is named "HitLoTTo(R)" and facilitates lottery club participation in a number of State Lotteries throughout the United States. The HitLoTTo(R) program uses a unique pre-paid phone card promotion, telecommunications, and proprietary computer software to organize and market electronic lottery clubs for lottery players to participate in various State Lotteries. This program provides players the opportunity to increase their chances of winning by 100 times by randomly joining each club participant with 99 other club members. NPC offers its proprietary HitLoTTo(R) service to the public through the sale of a pre-paid phone card, the "HitLoTTo(R) Club Card." The HitLoTTo(R) Club Card is sold at approved retail outlets in two denominations: $10 and $20. The Company's virtual HitLoTTo Club Card will soon debut on a number of established e-commerce websites. Each denomination of the HitLoTTo(R) Club Card features both competitively priced long distance calling and corresponding free lottery club plays, which act as a purchase incentive. The $10 HitLoTTo(R) Club Card offers the purchaser one free lottery club play and the $20 HitLoTTo(R) Club Card offers three free lotteries club plays. Special marketing opportunities have increased the available lottery club plays to encourage participation in special market offers. To join a HitLoTTo(R) Club, callers dial 1-888-HitLoTTo(R), enter their Personal Identification Number ("PIN") found on the back of the card, and after selecting the appropriate menu function are automatically entered into the next available open lottery club of their choice; including Powerball, The Big Game, Florida and California State Lotteries.

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

     NPC acts as an agent of the club member (callers) by coordinating the formation of groups of purchasers of lottery tickets. Once any of the available HitLoTTo(R) Clubs has 100 members the club is closed, the computer starts a new HitLoTTo(R) Club, and NPC purchases the 100 state lottery tickets on behalf of the just closed club. Tickets are official State Lottery machine generated "Quick Picks" and are always purchased in sequence (to avoid any manipulation of tickets). The HitLoTTo(R) Club is then associated with the corresponding 100 tickets. The first and last sequence numbers are entered into NPC's database to ensure the integrity of the club. Further, all tickets are endorsed and stamped with the company name, the club number, date and time. The physical tickets are placed in tamper proof storage until the validation process occurs the next business day after the official drawing when the winning numbers are confirmed. Winnings less than $599 are automatically credited to the player's HitLoTTo(R) Club Card and added to the available account balance. Winning clubs are also published on the Company's website- www. HitLoTTo(R).com. When a player has depleted the value of the HitLoTTo(R) Club Card to an insufficient level to participate in another HitLoTTo(R) Lottery Club, the remaining card balance can be transferred to a new HitLoTTo(R) Club Card. HitLoTTo(R) players are able to cash out their winnings at any time by calling the toll-free number and speaking with a customer service representative.

     Club winnings between $.01 and $599 are automatically credited to the player's HitLoTTo(R) Club Card one business day after the lottery draw. NPC will process winning tickets and claim prize winnings with the appropriate State Lottery on behalf of club members up to $599. When club winnings are over $600, NPC will provide the names of the individual winning club members to the state lottery by filling out the State Lottery Multiple Ownership Claim form. In general, a State Lottery will pay winnings in amounts between $600 and $1 million in a one-time payment directly to club members in accordance with the State Lottery's established policies and procedures. The State Lottery generally pays prize amounts of $1 million or more directly to winners either over a 20 to 26 year period or in a single lump-sum payment. NPC does not participate in any winnings or prizes.

     NPC's objective is to attract 1.5% of the more than 100 million active lottery players in the U.S., spending $2.5 billion in average monthly lottery tickets purchases and have them become members of an NPC administered HitLoTTo(R) Club. During 1998, U.S. lottery sales totaled $35.9 billion and more than half of all adult Americans bought at least one lottery ticket during that same period. The Company believes this to be a reasonable market share which can be attained by promoting convenient lottery play via the telephone, offering the ability to participate in multiple State Lotteries otherwise unavailable and increasing a player's chances of winning by a hundred fold.

     Furthering this effort, the Company entered into a joint venture agreement with CPNM/Internet Marketing Consortium in fiscal year 1999 to jointly promote and market the Company's new virtual HitLoTTo product through a network of 10 or more Internet retail affiliates. Management believes that these established e-commerce websites will drive more than 200 million hits in potential retail activity to the HitLoTTo product in the immediate future. Through a series of cross-promotional multi-media marketing efforts with CPNM/Internet Marketing, the Company's own e-commerce website will attempt to expand the existing market channels for HitLoTTo and open access to the growing millions of Internet users who sign on daily.

     Although the electronic commerce/Internet portion of HitLoTTo sales is expected to grow exponentially, the Company continues to work the traditional retail channel, aggressively recruiting distributors and sales agents through strategic placement of advertisements. The Company also successfully participated in a leading pre-paid industry tradeshow and exposition, which generated considerable editorial exposure for both the product and the Company. NPC has introduced the HitLoTTo(R) Club Card in selected areas in several states within the United States using local distributors, retail sales networks and through direct sales efforts of Premier Plus Independent Marketing Representatives. Marketed as "The Phone Card That Can Make You Rich", NPC has created awareness for the HitLoTTo(R) Club Card through a number of "free play" direct mail campaigns targeted to purchased lists of lottery enthusiasts, as well as other potential customers. The Company's President has provided media coverage for the Company with interviews in the "Wall Street Corporate Reporter", "MSNBC Business Video", "Smart Money Magazine", "Stockbroker Magazine", "Intele-Card News" and other significant news and media outlets. The Company has produced a variety of retail Point of Sale (POS) materials to assist with the promotion and marketing of the HitLoTTo(R) Club Card. Additionally, the Company has provided its retail network with a number of education/training materials designed to educate the retailer and consumer on the benefits and features of this unique pre-paid phone card. To date, there have been 500 HitLoTTo(R) Clubs formed.

     In May 1998, the Company obtained a legal opinion from James D. Cullen, Esq., special counsel to TotalAxcess. After consideration and review of existing pre-paid calling card and rules for promotion, the legal and factual matters were found to be appropriate to distribute to all potential markets. The price of the HitLoTTo(R) Club Card does not include any consideration for the purchase and/or administration associated with the purchase of lottery tickets by NPC for any HitLoTTo(R) Club. Mr. Cullen cites various recent findings, most notably The Mississippi Gaming Commission v. Treasured Arts, Inc. 699 So. 2d 936, and the offering of a similar service by the Illinois Lottery.

     The Company's management is confident about the viability of the HitLoTTo(R) pre-paid phone card strategy for marketing the program and believes the acquisition of NPC represents an excellent opportunity for the Company. Further the HitLoTTo Club Card now represents the convergence of three dynamic industries: pre-paid telecommunications, lottery play and the Internet. However, the ultimate market acceptance of the HitLoTTo(R) program cannot be guaranteed. Although the HitLoTTo(R) program is registered and the system is proprietary, the Registrant expects competition from those who may have more personnel and greater financial resources than the Registrant.

The Acquisition of National Pools Corporation

     On June 13, 1996, NuOasis Resorts, Inc. (formerly, Nona Morelli's II, Inc.), ("Nona"), ("NuOasis Resorts"), granted an option (the "Option") to Joseph Monterosso, the current President of the Company, to acquire 250,000 Series B Preferred Shares of TotalAxcess (the "Series B Shares") owned by NuOasis Resorts. The Option is exercisable at a price of $13.00 per share, and each Series B share is convertible into 78 shares of TotalAxcess' common stock.

     On December 19, 1996, TotalAxcess entered into Stock Purchase Agreements with each of the shareholders of National Pools Corporation ("NPC ") pursuant to which TotalAxcess agreed to issue a series of Secured Promissory Notes (the "Notes") in the aggregate principal amount of $1,200,000 and 1,000,000 shares of TotalAxcess' restricted common stock to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC. The Notes are convertible into a maximum of 241,900,000 shares of TotalAxcess common stock. The conversion of the Notes is contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The terms of the conversion are, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted into 1,511,875 shares of restricted TotalAxcess common stock. The Notes are non-recourse to TotalAxcess, secured by the assets of NPC, bear interest at 8% per annum, and were due and payable on May 31, 1999. (The Company is exploring the possibility of renegotiating the terms of the note. As part of this acquisition, NuOasis Resorts and TotalAxcess agreed to a debt assumption agreement whereby NuOasis Resorts assumed all TotalAxcess debt in excess of $20,000 on December 24, 1996, except for amounts owed to certain affiliates, which have been converted into shares of TotalAxcess common stock. The NPC Stock Purchase Agreements closed on December 24, 1996.

     On June 13, 1997, Mr. Monterosso exercised the Option to purchase 128,041 Series B Shares, at $13.00 per share, by payment to NuOasis Resorts of approximately $1,665,000. The 128,041 Series B Shares acquired may be immediately converted into 9,987,198 shares of restricted TotalAxcess common stock. Additionally, on June 13, 1997, TotalAxcess sold its wholly owned subsidiary, CMA, Inc., to NuOasis Resorts for cash of $1,140,000, notes receivable from NPC aggregating $245,836 and a credit against the NuOasis Resorts intercompany account of $95,000.

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

     Closing on September 2, 1997, but effective June 30, 1997, Mr. Monterosso exercised the Amended Option to purchase 21,959 Series B Shares, at $72.20 per share, by payment to NuOasis Resorts of approximately $1,585,000. The 21,959 Series B Shares acquired may be immediately converted into 1,712,802 shares of restricted TotalAxcess common stock. Concurrent with the exercise of the Amended Option, TotalAxcess released NuOasis Resorts from liability, if any, arising from any events while NuOasis Resorts controlled TotalAxcess, in exchange for approximately $1,585,000 of marketable securities.

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

     As a result of the acquisition of NPC and the sales and purchases of the Series B Preferred Stock, as discussed above, a change in control of the Registrant occurred and the Registrant is no longer a controlled subsidiary of NuOasis Resorts.

Acquisition and Sale of Casino Management of America, Inc.

     On January 13, 1994, the Registrant entered into a Stock Purchase and Business Combination Agreement (the "1994 Stock Purchase Agreement") with NuOasis Resorts and its wholly owned subsidiary, Casino Management of America, Inc. ("CMA"), whereby the Registrant agreed to purchase all of the outstanding capital stock of CMA from NuOasis Resorts in exchange for the Registrant issuing to NuOasis Resorts a) 2,000,000 shares of common stock; b) 250,000 shares of Series B Convertible Preferred Stock; c) 6,000,000 New Class D common stock purchase warrants; and d) an option to purchase up to an additional 6,000,000 shares of common stock. The closing occurred on March 30, 1994 (the "Closing Date"), whereby CMA became a wholly owned subsidiary of the Registrant. The former Board of Directors, with the exception of Gary L. Blum, resigned and elected replacement Directors nominated by NuOasis Resorts.

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

     In  June  1997,  the  Company  sold  CMA  back  to  NuOasis   Resorts  (see
"Acquisition of National Pools Corporation").

     As a result of the 1994 Stock Purchase Agreement with NuOasis Resorts, a change in voting control of the Registrant occurred in March 1994 and the Registrant effected a corporate name change to "NuOasis Gaming, Inc." on September 23, 1994. Based on 30,000,000 shares of common stock outstanding at September 30, 1994, NuOasis Resorts could vote 40.2% of the Registrant's voting securities by virtue of its ownership of 491,847 shares of common stock and 250,000 shares of Series B Preferred Stock, and the Registrant became, at that time, a controlled subsidiary of NuOasis Resorts.

Other Operating Subsidiaries and Businesses

      (1)   Lottery Publications Corporation

     Lottery Publications Company ("LPC"), which published Lottery Insider Magazine, was formed during the quarter ended March 31, 1998. Lottery Insider Magazine was a monthly digest of player strategies, human-interest stories and tips and statistics of interest to all Lottery players. A syndicated and award winning editorial team headed the groundbreaking publication. Due to the untimely death of its editor in chief, and the lack of any significant financial contribution during the fiscal years ended June 30, 1999 and 1998, the Company elected to cease operating LPC as a wholly owned subsidiary.

      (2)   Academy Network Services, Inc.

     On May 15, 1998, and effective March 1, 1998, the Company, through its newly formed wholly owned subsidiary, Academy Network Services, Inc. ("ANS"), acquired certain capital leases related to telephone switching and platform assets and office equipment (the "Ark-Tel Assets") of Ark-Tel, Inc., a wholly owned subsidiary of Universal Network Services, Inc. ("UNSI"). Pursuant to the related Asset Purchase Agreement, the Company acquired assets with an estimated fair market value that approximated related lease obligations in exchange for the forgiveness of amounts owed to the Company of approximately $300,000. The excess of the total consideration paid over the estimated fair value of net assets acquired approximated $300,000 and was charged to expense during the year ended June 30, 1998. As discussed in item 6 management determined that certain Ark-Tel Assets were not year 2000 compliant. As a long distance carrier, ANS provides the full telecommunications and support service needs of the Company's other subsidiaries. ANS generated revenues of $1,096,988 for the year ended June 30, 1999.

     In June 1999, the Company elected to consolidate its operations in California. As a result, all of the ANS assets have been relocated to California and related assets and liabilities have been transferred to the books and records of TotalAxcess. Accordingly, ANS has ceased to operate as a wholly owned subsidiary.

      (3)   Premier Plus, Inc.

     On April 7, 1998, the Company incorporated a new wholly-owned subsidiary, Premier Plus, Inc. ("PPI"), as a network marketing company which sells and distributes the Company's various telecommunication products and services, including custom pre-paid calling cards, pre-paid calling cards, One-Plus residential and business long distance services, Lottery Insider Magazine and NPC's HitLoTTo(R) program. PPI has exclusive marketing and distribution rights with a number of leading sports and travel service providers. PPI, at one time, had approximately 200 independent sales representatives nationwide who were centrally managed by the Company's operations in San Francisco, California. PPI did not have significant operations during the fiscal years ended June 30, 1999 and 1998, and is no longer operational.

     As of June 30, 1999, TotalAxcess employed a total of approximately 10 employees. None of the Company's employees are currently represented by a collective bargaining agreement and the Company believes that its relations with its employees are good.

ITEM 2.     DESCRIPTION OF PROPERTIES.

      (1)   TotalAxcess.com, Inc.

     TXCI leases office space in Oakland, California. The Oakland lease expires July 2004. The monthly rent expense is $11,225.

      (2)   Lottery Publication Corporation

     LPC leased office space in Naples, Florida. The Naples lease expired April 1999.

      (3)   Academy Network Services, Inc.

     ANS leases office space in Springdale, Arkansas, and Little Rock, Arkansas. The office space in Little Rock, Arkansas expires in March 2001 and the monthly rent associated with this lease is $902.46. The lease in Springdale, Arkansas expired in June 1999.

ITEM 3.     LEGAL PROCEEDINGS

     On August 28, 1998, the Company received a lawsuit (San Francisco Superior Court Case No. 997548) filed by Worldcom Network Services, Inc. ("Worldcom") to recover the sum of $2,208,362 allegedly due and owing as a result of a debt that the Company allegedly guaranteed on behalf of UNSI. Although the Company denies liability on the guarantee, the Company has reached a settlement with Worldcom in which the Company will transfer 2,266,667 shares of its restricted common stock to Worldcom. In exchange, Worldcom agrees to release the Company from any and all liability, known and unknown up to the date of the related settlement agreement, which is November 3, 1999.

     On October 2, 1998, Pickett Communications, Inc. ("Pickett") filed a complaint (San Francisco Superior Court Case No. 998281) for monetary damages and challenged the Company's rights to use the HitLoTTo logo. In July 1999, a settlement agreement was executed that requires the Company to release 218,036 shares of its restricted common stock to Pickett. This stock had previously been issued to Pickett pursuant to a contract dated October 14, 1997 in which the Company agreed to pay Pickett for services it provided to NPC. The Company has previously refused to release the common stock, as NPC disputed certain charges, which it believed were unauthorized.

     On February 19, 1999, Accountempts and RHI Management Resources filed a complaint (San Francisco Superior Court Case No. 301366) for breach of contract to recover approximately $26,000 allegedly due and owing for temporary employment services. On July 27, 1999, a settlement agreement was executed in which the Company agreed to pay an aggregate amount of $24,000 at the rate of $2,000 per month.

     On August 30, 1999, the California Labor Commissioner awarded Joseph Arton $34,426 in wages, interest and penalties based on claims that this individual was an employee of the Company. As a result of the Company's appeal filed on September 20, 1999, Joseph Arton filed a related complaint (San Francisco Superior Court Case No. 306593). A trial is set for November 1999 that will address the employee's claim for unpaid wages. The Company contends that Joseph Arton was not an employee of the Company, but was an independent contractor. Further, the Company is considering filing a cross complaint for breach of contract.

     On November 10, 1998, the Company filed legal action (TotalAxcess, Inc. v. NuOasis Resorts, Inc; Nona Morelli's II, Inc.; NuOasis International, Inc.; Fred Luke, Jr.; Rocci Howe; Steven H. Dong; John D. Desbrow; Archer & Weed; Richard
Weed) in San Francisco Superior Court, Case No. 999131. The suit alleges fraud and misrepresentation in the sale of securities, which were not qualified for sale and professional malpractice against legal counsel representing the Defendants in this transaction. On July 26, 1999, NuOasis Resorts, Inc. and Nona Morelli's II, Inc. filed a cross complaint against the Company alleging claims for breach of contract, fraud, material misrepresentation in the purchase of securities and libel, and seeks rescission of certain contracts and the imposition of a constructive trust over certain securities. Also on July 26, 1999, Rocci Howe, Fred Luke, Jr. and Steven Dong filed cross complaints against the Company alleging claims for breach of contract, indemnity and libel. All counsel have stipulated to a change in venue from San Francisco to Orange County Superior Court, and the San Francisco Court has transferred the file to the Orange County Court. The trial date is set for July 2000. The Court ordered that all claims the Company has against Richard Weed are to be arbitrated and that this arbitration will not take place until after the trial. Management plans to vigorously pursue its complaint and defend each cross complaint, which it believes lack substantial merit.

     On January 6, 1999, the Company filed a lawsuit (TotalAxcess.com, Inc. v. Dennis Houston, Orange County Superior Court Case No. 809248). This complaint alleges breach of fiduciary duty by Mr. Houston as one of the Company's directors for failing to disclose material facts in the Ark-Tel Asset Purchase Agreement which have resulted in the Company's being sued by Worldcom Network Services, Inc. (see above). On June 29, 1999, Mr. Houston filed a cross complaint alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, misrepresentation, fraud and embezzlement. The Company is vigorously pursuing the matter against Mr. Houston and plans to vigorously defend the cross complaint. At the present time, related legal counsel has not yet received responses to discovery, but the court has set an evaluation conference for December 2, 1999.

     On June 26, 1997, the Company filed a lawsuit (TotalAxcess.com, Inc. v. Network Long Distance, Inc.) filed in the District Court, City and County of Denver, Case No. 97 CV 4131, Division 7. The complaint was filed against Network Long Distance, Inc. and their transfer agent to compel them to release shares of Network Long Distance, Inc.'s common stock (the "Shares") that was received by the Company in connection with a release of liability granted to NuOasis Resorts, Inc. Once the Shares were properly transferred to the Company, the Company dismissed its claims as moot. However, Network Long Distance, Inc. (currently known as Eclipse Communications, Inc. or "Eclipse") continues to pursue the Shares through its counterclaims. Eclipse is claiming that it owns some or all of the Shares and is seeking damages and an injunction prohibiting the transfer of the Shares. In response to Eclipse's allegations, management has indicated that it will vigorously contest the litigation, as it believes the case to be groundless and without merit. This matter is currently set for trial to commence in February 2000. Should Eclipse prevail in this matter, it may be in a position to recover a significant portion of the stock at issue, or the value thereof, plus 8% interest per annum from 1997 through trial.

     Although there is no pending litigation at the present time, M.H. Meyerson & Co. ("Meyerson") claims that it is entitled to 717,898 warrants to purchase common stock of the Company pursuant to a December 12, 1997 Investment Banking Agreement. The Company contends that Meyerson is not entitled to the warrants because it failed to fulfill its obligations under the Investment Banking Agreement. The Company is in settlement discussions regarding this matter.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.



                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Registrant's common stock is listed on the NASD-OTC Bulletin Board where they currently trade under the symbol "TXCI". The Registrant's securities are not publicly traded on any other market. Set forth below are the high and low bid prices for the common stock of the Registrant for each quarterly period commencing July 1, 1997:

                                                Bid Price of Common Stock
      Fiscal 1998                                    Low        High

      Quarter ended 09/30/97                      $.13        $.27
      Quarter ended 12/31/97                      $.12        $.23
      Quarter ended 03/31/98                      $.09        $.17
      Quarter ended 06/30/98                      $.03        $.14

                                                Bid Price of Common Stock
      Fiscal 1999                                    Low        High

      Quarter ended 09/30/98                      $.03        $.09
      Quarter ended 12/31/98                      $.02        $.05
      Quarter ended 03/31/99                      $.02        $.23
      Quarter ended 06/30/99                      $.09        $.98



     Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

     As of June 30, 1999, the Registrant had 4,880 shareholders of record and in excess of 2,000 persons who were beneficial shareholders of its common stock.

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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis

     The Registrant has incurred net losses and negative cash flows from operating activities since its inception in 1987. The Registrant had cash and cash equivalents of approximately $572,951 and $62,408 as of June 30, 1999 and 1998, respectively, and working capital deficit of $(3,860,552) and $(2,523,352) as of June 30, 1999 and 1998, respectively. The Company's revenues increased from $552,472 to $1,271,673 between the years ended June 30, 1998 and June 30, 1999, respectively. This represents an increase of 130% in revenue. This increase occurred primarily as the result of new telecommunication services contracts secured by the Company in fiscal year 1999, particularly with Blackstone Calling Card, Inc. Further, the Company increased its internal sales force and independent distributor network relative to fiscal year 1998. Selling, general and administrative expenses increased from $1,672,731 in fiscal year 1998 to $2,036,957 in fiscal year 1999, or a 22% increase. This overall increase was the result of several factors including increases in salaries, wages and benefits, payroll taxes, contract and temporary labor, travel and occupancy costs to support the Company's increased operations in fiscal year 1999. Further, marketing, promotion, and selling expenses also increased in an effort to develop and expand the Company's operating strategies. Professional services decreased in fiscal year 1999 to $428,600 from $569,860 in fiscal year 1998 primarily as the result of lower legal fees. Such fees declined in fiscal year 1999 as the Company negotiated the settlement of several previously outstanding litigious matters. Depreciation and amortization expenses decreased to $32,656 in fiscal year 1999 from $71,891 in fiscal year 1998. This decrease resulted from the cessation of depreciation for certain switching equipment that was not used by the Company in fiscal year 1999. The increase in net interest expense from $125,119 in fiscal year 1998 to $333,250 in fiscal year 1999 related directly to the capital lease obligations assumed by the Company in March 1998. In fiscal year 1999, the Company recorded an asset impairment charge of $651,450 related to equipment under capital lease that is not currently being used and is not year 2000 compliant. The Company also realized losses on the sale of marketable equity securities that aggregated $195,459, recognized litigation settlement expenses aggregating $876,798, and recorded a gain on the forgiveness of debt of $167,529 in fiscal year 1999. As a result of the above, the Company's net loss for fiscal year 1999 increased to $4,826,505 ($0.07 per share) from $3,104,920 in fiscal year 1998 ($0.06 per share).

     This Annual Report on Form 10-KSB for the year ended June 30, 1999 (the "Form 10-KSB") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as "expects," "anticipates," "intends," "estimates," "believes" and words of similar import. These forward-looking statements relate to plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operation matters, the inclusion of forward-looking statements in this Form 10-KSB should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-KSB

     The Company expects to increase revenues and cash flow through the wholesale distribution and sale of pre-paid calling cards by expanding its in-house sales force and adding more independent distributors to its network. The Company's One Plus long distance service, which the Company is revamping to provide more competitive rates, and additional services will be included as a product for this sales force to market.

     TotalAxcess'  negotiation  to  obtain  additional  switching  equipment  is critical to the Company's overall business plan to expand all of its telecommunications services. In order, to achieve its projected business growth TotalAxcess will need to acquire several switching platforms that will support this expansion. The ultimate goal is for TotalAxcess to negotiate more competitive rates from Tier 1 carrier's that will greatly enhance the projected profitability of the Company.

     Additionally, management announced in August 1999 the strategic alliance with licensed long distance carrier Comnet that will broaden their international pre-paid network services into Mexico. The Company has been negotiating and is prepared to move forward with additional strategic alliances' in Paraguay, India and Italy that management believes will further increase revenues and cash flow. The Registrant will also continue to search for additional sources of equity financing through the private placement of its common stock. Subsequent to June 30, 1999, the Company raised gross proceeds of $710,000 a private placement of 2,100,000 shares of its common stock.

     The Registrant is also pursuing other joint venture, merger or acquisition opportunities that may provide additional capital resources during fiscal 2000.


Year 2000

     During the year ended June 30, 1999, management determined that the telephone switching and platform assets acquired from Ark-Tel, Inc. were not year 2000 compliant and that significant upgrades were required to prepare the equipment to properly function in the year 2000. As a result, the Company has ceased payment of required rents and management is in the process of renegotiating the terms of the related leases. As a result of the cessation of required rents, the Company is currently in default per the related lease terms. In connection with the above, the Company has recognized a related asset impairment charge of approximately $651,000 during the year ended June 30, 1999. The Company does not believe that it will be required to significantly modify its internal computer systems, or any equipment or products, other than the equipment mentioned above. There can be no assurance that another entity's failure to ensure year 2000 capability would not have an adverse effect on the Company.

     The vendors of the respective systems have upgraded and tested all telecommunications systems utilized by the Company. Compliance certificates from the respective vendors are on file at the Company's corporate offices. However, the Company has contracted with other telecommunications carriers to run the Company's traffic using their compliant telecommunications platforms in order the guarantee year 2000 compliance.

     Management  expects that all of the Company's hardware and software is year
2000  compliant.   These  systems  include  all  finance  and  general  business computers, network file servers and database servers.

ITEM 7.     FINANCIAL STATEMENTS

     Financial statements are referred to in Item 13(a) and listed in the Index to Consolidated Financial Statements filed as part of this Annual Report on Form 10-KSB.

ITEM 8.     CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING
            AND FINANCIAL DISCLOSURE.

     A Current Report on Form 8-K dated July 3, 1997 was filed on July 9, 1997, reporting a change of accountants from Raimondo Pettit & Glassman to Haskell & White LLP.

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



                                   PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a)   Identification of Directors and Executive Officers

     The Registrant, pursuant to its bylaws, maintains a Board of Directors of between one and twenty-five directors and officers, comprised of President, Secretary and Chief Financial Officer. The same person may hold any two or more officer positions. The directors and officers during fiscal year 1999 and fiscal year 1998 are as follows:

-------------------------------------------------------------------------------
                     Position Held
-------------------------------------------------------------------------------
Joseph Monterosso    Director and President
                     Chairman of the Board    50    November 25, 1996 to Present
-------------------------------------------------------------------------------
Dennis Houston       Director
                     Chief Operating Officer  54       August 8, 1997 to Present
-------------------------------------------------------------------------------
Russell F. McCann,Jr. Director                43   September 23, 1998 to Present
-------------------------------------------------------------------------------
     All directors of the Registrant hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Vacancies in the Board of Directors are filled by the remaining members of the Board until the next annual meeting of shareholders. The same current Directors stand for election at the Registrant's next annual meeting. The officers of the Registrant are elected by the Board of Directors at its first meeting after each annual meeting of the Registrant's shareholders and serve at the discretion of the Board of Directors or until their earlier resignation or death.

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

     Dennis Houston: Mr. Houston has served as Chief Operating Officer since July 1, 1997 and as a Director since August 8, 1997. In 1996, Mr. Houston joined the Chesapeake and Potomac Telephone Co. (a former Bell Operating Company) as a telecommunications consultant. He progressed through various executive management positions in several of the (former) Bell Operating Companies before moving to AT&T headquarters in New York City. His tenure with the Bell System provided him with responsibilities and experience in commercial operations, business office operations, network design, pricing, profitability, public relations, personnel, Capitol Hill liaison, finance, sales and marketing. With the advent of divestiture, Mr. Houston formed his own company initially specializing in acquisitions and importing and exporting of telecommunication equipment. Subsequently he formed several companies, including an organization to franchise long distance companies, as well as the acquisition of financially distressed telecommunications companies. In 1989, he led a group to acquire the controlling interests in Uni-Net, Inc., a telecommunications holding company, and subsequently merged its long distance telephone interests with Discount Communications Services to help form the Universal Network Services organization. On June 8, 1998, Universal Network Services filed for protection under Chapter 11 of the U.S. Bankruptcy Code and has subsequently been liquidated.

     Russell F. McCann, Jr.: Mr. McCann is President and CEO of Actio Software Corporation and on the Board of Trustees for the Bigelow Laboratory for the Ocean Sciences in Boothbay, Maine. Actio Software Corporation was co-founded in 1996 by Mr. McCann; Actio is a pioneer in providing MSDS subscription services and chemical management services via the Internet. The company maintains a sophisticated MSDS database supporting a variety of MSDS standards. The database is the backbone of a chemical management and reporting system, which is used to automatically comply with a wide range of local, state and federal regulations.

     Previous to Actio, Mr. McCann was Co-founder, President and CEO of Ares Software Corporation. Ares invented and patented a parametric font technology that used a single font outline that could be manipulated into a wide range of typeface designs. This compact means of representing typefaces enabled printer manufacturers to increase the number of typefaces offered in their printers while simultaneously reducing memory requirements. Ares also had a wide range of award winning Microsoft Windows and Apple Macintosh shrink-wrap software products that were widely distributed through mail order resellers and computer retailers. Adobe Systems Incorporated acquired Ares Software Corporation in 1995.

     Prior to Ares, Mr. McCann was Vice President of Marketing and Sales for Emerald City Software. Emerald City Software produced software development tools for Apple Macintosh and NeXT computer platforms and developed shrink-wrap software products designed to produce special typographic and 3 dimensional effects using an Adobe PostScript printer. Under Mr. McCann's marketing and sales leadership, sales of Emerald City products increased 600% over a 1-year period. Adobe Systems acquired Emerald City in March 1990.

     Mr. McCann also previously worked for Letraset Graphics Design Software, a subsidiary of Esselte Business Systems, and Boston Software Publishers. Boston Software Publishers, which Mr. McCann co-founded, shipped the first commercial software product for the Apple Macintosh. This product helped define the desktop publishing industry. He has a Bachelor of Science with high honors in political science and economics and an MBA in finance and marketing from Northeastern University and specialized marketing studies from the Sloan School of Management at MIT.

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

     Based solely on review of the copies of such forms furnished to the Registrant, or representations that no Forms 5 were required or filed, the Registrant believes that during the periods from July 1, 1997 through June 30, 1999, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

(a)   Summary Compensation Table

     The following summary compensation table sets forth in summary form the compensation received during each of the Registrant's last three completed fiscal years by the Registrant's President. No other executive earned in excess of $100,000.
                             Long Term Compensation
  ------------------------------------------------------------------------------
                        ANNUAL COMPENSATION            Awards     Payouts
  ------------------------------------------------------------------------------
                             Salary Bonus Other   Restricted             All
                                          Annual  Stock           LTIP  Other
                                          Comp    Award(s) Option Pay-   Comp
                               $     $      $      $         #    outs$    $
  ------------------------------------------------------------------------------
  Joseph Monterosso
   President & Chairman  99 $250000   -      -     -        -        -      -
   (11/25/96 through     98 $175000   -      -     -        -        -      -
     present)            97 $ 77083(1)-      -     -        -        -      -
  ------------------------------------------------------------------------------
     (1)Amounts incurred for fiscal year 1997 represent salary from December 24, 1996, through June 30, 1997; NPC was acquired on December 24, 1996. Mr. Monterosso has deferred certain payments of his salary for each of the above noted fiscal years.


(b)   Option and Long Term Compensation

      During fiscal year 1999, there were no options granted or exercised.

 (c)  Pension Plans and Other Benefit or Actuarial Plans

     The Registrant has no annuity, pension or retirement plans or other plans for which benefits are based on actuarial computations.

(d)   Employment, Consulting and Advisory Management Contracts

Current Officers and Directors

     On April 1, 1994, NPC entered into an employment agreement with Joseph Monterosso to serve as the Company's Chief Executive Officer. In conjunction with the acquisition of NPC, Mr. Monterosso became the Company's President and Director on November 25, 1996, and Chairman on August 8, 1997. Subsequent to June 30, 1997, the Board ratified the agreement with Mr. Monterosso. The agreement initially compensates Mr. Monterosso $125,000 per annum and $250,000 per annum upon the first sale of the Company's HitLoTTo(R) Club Card, payable in cash or in common stock of the Company. The first sale of the Company's HitLoTTo(R) Club Card occurred in February 1998. Mr. Monterosso is also the Company's Chief Financial Officer.

Former Officers and Directors

(e)   Director Compensation

     The Registrant has no standard arrangements by which its directors are compensated.

(f)   Interlocking Relationships of Directors

     As of the date of this Report, there are no interlocking relationships of Directors.

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of June 30, 1999, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more of the Registrant's voting securities and each officer, director, director nominees, and all officers and directors as a group. Unless otherwise indicated, each person has beneficial voting and investment power with respect to the shares owned.

---------------------------------------------------------
                                 Shares of Common Stock
---------------------------------------------------------
---------------------------------------------------------
Name of Beneficial Owners          Number    Percentage
---------------------------------------------------------
---------------------------------------------------------
Joseph Monterosso                17,533,745       13%
---------------------------------------------------------
---------------------------------------------------------
Russell F. McCann, Jr.           10,373,107        8%
---------------------------------------------------------
---------------------------------------------------------
Dano Construction, Inc.                            9%
---------------------------------------------------------
---------------------------------------------------------
Brad Hunt                                          7%
---------------------------------------------------------
---------------------------------------------------------
Walter & Linda Gauger                              5%
---------------------------------------------------------
---------------------------------------------------------
All directors and executive      27,906,852       21%
---------------------------------------------------------


     The following table sets forth, as of June 30, 1999, the Series B Preferred Stock and 14% Preferred Stock ownership of all holders of more than five percent of the Series B Preferred Stock and 14% Preferred Stock of the Registrant. No officers or directors own any shares of the 14% Preferred Stock.

------------------------------------ --------------------------
                                         Shares of Series
------------------------------------ --------------------------
------------------------------------ --------------- ----------
Name of Beneficial                       Number      Percentage
------------------------------------ --------------- ----------
------------------------------------ ----------- --------------
Jim Ceratani                              3,376             9%
------------------------------------ ----------- --------------
------------------------------------ ----------- --------------
Pat Kuleto                                3,255             4%
------------------------------------ ----------- --------------
------------------------------------ ----------- --------------
Tom Saberi                                6,603            18%
------------------------------------ ----------- --------------
------------------------------------ ----------- --------------
MCI/WorldCom                             21,959            62%
------------------------------------ ----------- --------------
------------------------------------ ----------- --------------

------------------------------------ ----------- --------------
------------------------------------ --------------------------
                                     Shares of Preferred Stock
------------------------------------ --------------------------
------------------------------------ ----------- --------------
Raymond C. Kitely                        30,000          17.6%
------------------------------------ ----------- --------------
------------------------------------ ----------- --------------
Eli Moshe                                10,000           5.9%
------------------------------------ ----------- --------------
------------------------------------ ----------- --------------
Walter K. Theis,  M.D.                   20,000          11.8%
------------------------------------ ----------- --------------
------------------------------------ ----------- --------------
David Seror,                             77,500          45.6%
------------------------------------ ----------- --------------
------------------------------------ ----------- --------------
Neil Miller                              15,000           8.8%
------------------------------------ ----------- --------------
------------------------------------ ----------- --------------
David Sheetrit                           10,000           5.9%
------------------------------------ ----------- --------------


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

a)     Sale of Common Stock to Blackstone Calling Cards, Inc.

     In May 1999, the Company sold 500,000 shares of its common stock to Blackstone Calling Cards, Inc. for cash of $50,000. During fiscal year 1999 Blackstone was the Company's primary customer for the distribution and sales of pre-paid phone card.

b)     Acquisition of Ark-Tel, Inc. Capital Leases

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

c)     NuOasis Exchange Agreement

     In October 1997, the Company entered into an Exchange Agreement with NuOasis Resorts, Inc. in which the Company exchanged marketable securities with a net book value of $1,585,000 for $700,000 in cash, a $500,000 6% secured promissory note receivable and 3,600,000 shares of common stock of NuOasis. Upon the closing of this Exchange Agreement, the Company received cash from NuOasis of $441,801 and the remaining cash balance that was provided for in the Exchange Agreement of $258,199 was applied against amounts Mr. Monterosso owed to NuOasis pursuant to the Amended Option and the Warrant Note. Furthermore, the $500,000 6% secured promissory note receivable was also applied against amounts Mr. Monterosso owed to NuOasis pursuant to the Amended Option and the Warrant Note. Subsequently Mr. Monterosso assigned his interest in the Series D Warrant and Option to the Company.

d)     Due to Stockholders

     The Company's consolidated financial statements as of June 30, 1997 and for the year then ended have been restated to reflect a liability that existed to certain stockholders who contributed funds that permitted the Company to settle certain NPC debts equaling $1.2 million dollars at significant discounts. In December 1998, the Company's Board of Directors approved the issuance of 23,642,606 shares of the Company's common stock to these stockholders. The Company recorded a related liability based on the estimated fair value of the shares issued in the amount of $354,639 as of June 30, 1997.

     As of June 30, 1999, the Company has an aggregate of $356,686 due to a Mr. Monterosso and his wife. Related salaries and consulting expenses to these two individuals aggregated $350,000 during the year ended June 30, 1999, and such amount is included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

e)    Issuance of Options and Warrant Purchase Agreement

     On June 13, 1996, NuOasis Resorts, Inc. ("NuOasis Resorts"), the then controlling parent of TotalAxcess, granted an option (the "Option") to Joseph Monterosso, the current President of the Company, to acquire 250,000 Series B Preferred Shares of TotalAxcess (the "Series B Shares") owned by NuOasis Resorts. The Option is exercisable at a price of $13.00 per share.

     On December 19, 1996, TotalAxcess entered into Stock Purchase Agreements with each of the shareholders of NPC pursuant to which TotalAxcess agreed to issue a series of Secured Promissory Notes (the "Notes") in the aggregate principal amount of $1,200,000 and 1,000,000 shares of TotalAxcess restricted common stock to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC. The Notes are convertible into a maximum of 241,900,000 shares of TotalAxcess common stock. The conversion of the notes is contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The terms of the conversion are, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted into 1,511,875 shares of restricted TotalAxcess common stock. The Notes are non-recourse to TotalAxcess, secured by the assets of NPC, bear interest at 8% per annum, and are due and payable on May 31, 1999. As part of this acquisition, NuOasis Resorts and TotalAxcess agreed to a debt assumption agreement whereby NuOasis Resorts assumed all TotalAxcess debt in excess of $20,000 on December 24, 1996, except for amounts owed to certain affiliates, which have been converted into shares of TotalAxcess common stock. The NPC Stock Purchase Agreements closed on December 24, 1996.

     On June 13, 1997, Mr. Monterosso exercised the Option to purchase 128,041 Series B Shares, at $13.00 per share, by payment to NuOasis Resorts of approximately $1,665,000. The 128,041 Series B Shares acquired may be immediately converted into 9,987,198 shares of restricted TotalAxcess common stock. Additionally, on June 13, 1997, TotalAxcess sold its wholly owned subsidiary, CMA, Inc., to NuOasis Resorts for cash of $1,140,000, notes receivable for NPC aggregating $245,836 and a credit against the NuOasis Resorts intercompany account of $95,000.

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

     Closing on September 2, 1997, but effective June 30, 1997, Mr. Monterosso exercised the Amended Option to purchase 21,959 Series B Shares, at $72.20 per share, by payment to NuOasis Resorts of approximately $1,585,000. The 21,959 Series B Shares acquired may be immediately converted into 1,712,802 shares of restricted TotalAxcess common stock. Concurrent with the exercise of the Amended Option, TotalAxcess released NuOasis Resorts from liability, if any, arising from any events while NuOasis Resorts controlled TotalAxcess, in exchange for approximately $1,585,000 of marketable securities.

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

      Exhibit

      Number   Description

      24.1     Schedule of Subsidiaries.

      27.      Financial Data Schedule

   (b)       Reports on Form 8-K

      The Company filed no reports on Form 8-K for fiscal year 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TOTALAXCESS.COM, INC.
                         (formerly Group V Corporation.)

Date:November 15, 1999                              By:
                                       Joseph Monterosso, President and Director

Date: November 15, 1999                             By:
                                       Joseph Monterosso, President and Director

Date: November 15, 1999                             By:
                        Russell F. McCann, Jr., Director




     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:November 15, 1999                             By:
                                       Joseph Monterosso, President and Director

Date:November 15, 1999                              By:
                                       Joseph Monterosso, President and Director

Date:November 15, 1999                              By:
                        Russell F. McCann, Jr., Director

                              TOTALAXCESS.COM, INC.

                         (Formerly Group V Corporation)

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TOTALAXCESS.COM, INC.
                         (formerly Group V Corporation.)

Date: November 15, 1999                             By:/s/ Joseph Monterosso
                                       Joseph Monterosso, President and Director

Date: November 15, 1999                             By:/s/ Joseph Monterosso
                                       Joseph Monterosso, President and Director

Date: November 15, 1999                       By:/s/ Russell F. McCann, Jr.
                        Russell F. McCann, Jr., Director



     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:November 15, 1999                              By:/s/ Joseph Monterosso
                                       Joseph Monterosso, President and Director

Date:November 15, 1999                              By:/s/ Joseph Monterosso
                                       Joseph Monterosso, President and Director

Date:November 15, 1999                             By:/s/ Russell F. McCann, Jr.
                         Russell F. McCann, Jr.,Director

                                Table of Contents


                                                                            Page

Independent Auditors' Report                                                 F-2

Financial Statements

    Consolidated Balance Sheet                                               F-3

    Consolidated Statements of Operations and Comprehensive Loss             F-5

    Consolidated Statements of Stockholders' (Deficit) Equity                F-6

    Consolidated Statements of Cash Flows                                    F-7

    Notes to Consolidated Financial Statements                               F-9

INDEPENDENT AUDITORS' REPORT



Board of Directors
TotalAxcess.com, Inc.
(Formerly Group V Corporation)

     We have audited the accompanying consolidated balance sheet of TotalAxcess.com, Inc. (formerly Group V Corporation) (the "Company") as of June 30, 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' (deficit) equity and cash flows for each of the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 1999, and the consolidated results of its operations and its cash flows for each of the years ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, and has net working capital and stockholders' equity deficiencies. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                             HASKELL & WHITE LLP



November 11, 1999
Newport Beach, California

                              TOTALAXCESS.COM, INC.
                         (Formerly Group V Corporation)



                           Consolidated Balance Sheet
                               As of June 30, 1999



                                     Assets



Current assets

   Cash and cash equivalents                                      $    572,951
   Marketable equity securities (Notes 1 and 2)                         30,065
   Accounts receivable                                                 548,548
   Prepaid expenses and other assets                                    62,366

Total current assets                                                 1,213,930

Equipment and furniture, net (Notes 3 and 4)                            85,000

Other assets                                                             7,200

     Total assets                                                 $  1,306,130


          See accompanying notes to consolidated financial statements

                               As of June 30, 1999

                 Liabilities and Stockholders' (Deficit) Equity

Current liabilities

   Accounts payable                                               $  1,353,075
   Accrued expenses                                                    355,865
   Accrued interest                                                    333,250
   Convertible notes payable (Note 5)                                1,100,717
   Due to officer and related party (Note 7)                           356,686
   Capital lease obligations, current portion (Notes 3,4,and 9)
   698,091
   Accrued litigation settlements (Note 9)                             876,798
Total current liabilities                                            5,074,482

Capital lease obligations,noncurrent portion (Notes 3,4,and 9)           6,355

Total liabilities                                                    5,080,837

Commitments and contingencies (Notes 6 and 9)

Stockholders' (deficit) equity (Notes 6 and 11) Preferred stock - par value $.01; authorized 1,000,000 shares; 14% cumulative convertible; redeemable; issued and
   outstanding 170,000 shares (aggregate liquidation of $170,000)        1,700
Preferred  Stock  Series  B-par  value   $2.00;   authorized   150,000   shares;
   convertible; issued and outstanding 35,193 shares (aggregate liquidation of $70,386) 70,386
Common stock - par value $.01; authorized 333,000,000
   shares; 124,655,200 shares issued and outstanding                 1,246,552
Additional paid-in capital                                          18,910,893
Accumulated other comprehensive loss                                  (100,145)
Accumulated deficit                                                (23,904,093)

          Total stockholders' (deficit) equity                      (3,774,707)
          Total liabilities and stockholders'(deficit)equity        $1,306,130

          Consolidated Statements of Operations and Comprehensive Loss
                   For the Years Ended June 30, 1999 and 1998


                           or the Year Ended June 30,

                                                        1999              1998
Revenues                                             $1,271,673     $   552,472
Operating costs                                       1,193,225         185,553
                     Gross profit                        78,448         366,919

Cost and expenses
     Selling, general and administrative              2,036,957       1,672,731
     Professional services                              428,600         569,860
     Depreciation and amortization                       32,656          71,891
     Interest expense, net                              333,250         125,119
     Litigation settlement expenses (Note 9)            876,798               -
     Asset impairment charge (Note 4)                   651,450               -
     Realized loss (gain) on sale of
      marketable equity securities                      195,459         (61,989)
    Provision for stockholder and affiliate receivables
     (Notes 2 and 6)                                    515,967         770,839
    Write off of excess purchase price over basis of
     net assets acquired (Note 3)                             -         316,497
                  Total costs and expenses           (5,071,137)     (3,464,948)
Loss before provision for income taxes and
     extraordinary item                              (4,992,689)     (3,098,029)
Provision for income taxes (Note 8)                       1,345           6,891
Net loss before extraordinary item                   (4,994,034)     (3,104,920)
Extraordinary item (Note 10)                            167,529               -
Net loss                                             (4,826,505)     (3,104,920)

Other comprehensive (loss) income:
   Unrealized holding loss arising during the year      (31,051)       (214,869)
   Reclassification adjustment for losses
     included in net loss                               145,775               -
Other comprehensive income (loss)                       114,724        (214,869)
Comprehensive loss                                  $(4,771,781)    $(3,319,789)
Net loss applicable to common stock                 $(4,850,305)    $(3,128,720)
Basic and diluted net loss per common share          $     (.07)    $      (.06)
Weighted average common shares outstanding           68,693,700      48,889,880

(please leave this page in as a spacer for excel spreadsheet...)



                              TOTALAXCESS.COM, INC.
                         (Formerly Group V Corporation)
           Consolidated Statements of Stockholders' (Deficit) Equity
                   For the Years Ended June 30, 1999 and 1998



                              Preferred                                                    Accumulated
                Preferred     Series B          Common                        Additional      Other                    Shareholders'
                  Stock        Stock            Stock           Stockholder    Paid-In      Comprehensive  Accumulated     (Deficit)
            Shares  Amount Shares  Amount   Shares    Amount     Receivable     Capital        Loss         Deficit           Equity
------------------------------------------------------------------------------------------------------------------------------------
Bal,7/1/97  170000 $1,700  250000 $500,000  40059880 $ 400,598    $(584,167)   $16,086,787     $   -       $(15,972,668)  $ 432,250
-------------------------------------------------------------------------------------------------------------------------------
Conversion
of
Pref SerB                 (100000)(200,000)  7800000    78,000            -        122,000           -          -                 -
-------------------------------------------------------------------------------------------------------------------------------
Common stock
 issuance      -      -       -         -    1975000    19,750            -        434,500           -          -           454,250
-------------------------------------------------------------------------------------------------------------------------------
Reclassification
 adjustment    -      -       -         -          -         -          8,000        (7,496)          -          -              504
-------------------------------------------------------------------------------------------------------------------------------
Payments on stockholder
 receivables   -      -       -         -          -         -         60,200             -           -          -           60,200
-------------------------------------------------------------------------------------------------------------------------------
Other comprehensive
 loss          -      -       -         -          -         -             -              -     (214,869)      -           (214,869)
-------------------------------------------------------------------------------------------------------------------------------
Net loss                  -      -       -         -         -             -              -            -   (3,104,920)   (3,104,920)
-------------------------------------------------------------------------------------------------------------------------------
Balances,
6/30/98   170000   1,700  150000  300,000   49834880    498,348       (515,967)   16,635,791    (214,869) (19,077,588)   (2,372,585)
-------------------------------------------------------------------------------------------------------------------------------
Conversion
of
Pref SerB                (114807)(229,614)   8954946     89,550             -        140,064            -          -              -
-------------------------------------------------------------------------------------------------------------------------------
Conversion
of notes
payable        -      -       -         -   27569522    275,695             -        399,488            -          -        675,183
-------------------------------------------------------------------------------------------------------------------------------
Common stock
 issuance      -      -       -         -   38295852    382,959              -      1,735,550            -          -     2,118,509
-------------------------------------------------------------------------------------------------------------------------------
Write-off
stockholder
receivables                   -         -         -         -         515,967             -           -           -         515,967
-------------------------------------------------------------------------------------------------------------------------------
Other
comprehensive
income        -      -        -         -         -         -              -              -      114,724       -            114,724
-------------------------------------------------------------------------------------------------------------------------------
Net loss      -      -       -          -        -          -              -              -          -     (4,826,505)   (4,826,505)
--------------------===========================================================================================================
Balances,
6/30/99  170000  $1,700    35,193 $70,386 124655200   $1,246,552      $    -   $ 18,910,893    $(100,145) $(23,904,093) $(3,774,707)
--------------------===========================================================================================================

           See accompanying notes to consolidated financial statements

                      Consolidated Statements of Cash Flows
                   For the Years Ended June 30, 1999 and 1998

                Increase (Decrease) in Cash and Cash Equivalents

                           For the Year Ended June 30,

                                                         1999          1998
Cash flows from operating activities:
       Net loss                                      $(4,826,505) $ (3,104,920)
       Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation and amortization                  32,656        71,891
           Extraordinary item                            167,529             -
           Asset impairment charge                       651,450             -
           Provision for stockholder and
            affiliate receivables                        515,967        770,839
           Stock issued in payment of services                 -         30,000
           Write off of excess purchase price over
                basis of net assets acquired                   -        316,497
           Realized loss (gain) on marketable securities 195,459        (61,989)
     Increase (decrease) from changes in
      Marketable securities                                    -       (189,741)
      Accounts receivable and advances                  (538,462)        45,407
      Inventories                                         41,368        (41,407)
      Prepaid expenses and other assets                  (46,448)        69,082
      Other assets                                             -         15,047
      Accounts payable                                   405,013        368,287
      Accrued expenses                                   241,849         22,352
      Accrued interest                                    60,820              -
      Due to officer and related party                   356,686              -
      Deferred revenue and other liabilities            (  7,068)       (10,935)
      Accrued litigation settlements                     876,798              -
      Net cash used in operating activities           (1,872,888)    (1,699,551)

Cash flows from investing activities:
   Proceeds from sale of marketable equity securities     78,941        662,289
   Acquisition of equipment and furniture                (13,442)       (62,803)
      Net cash provided by investing activities           65,499        599,486

                                 For the Years Ended June 30, 1999 and 1998

                              Increase (Decrease) in Cash and Cash Equivalents

                           For the Year Ended June 30,

                                                     1999             1998

Cash flows from financing activities:
  Proceeds from loans                                575,900                 -
  Payments on stockholder receivables                      -            38,200
  Proceeds related to the issuance of common stock   1,763,870         446,748
  Payments on capital lease obligations              (21,838)                -


     Net cash provided by financing activities       2,317,932         484,948

Net increase (decrease) in cash                      510,543          (615,117)


Cash and cash equivalents, beginning of period        62,408           677,525


Cash and cash equivalents, end of period        $    572,951      $     62,408


Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
   Income taxes                                      $  1,345     $      6,891
   Interest                                          $ 20,417     $          -

Non-cash investing and financing activities:
   Acquisition of equipment and furniture and
    assumption of capital leases                     $ 14,888     $    711,395
   Preferred Stock Series B converted to common stock$229,614     $    200,000
   Notes payable converted to common stock           $591,900     $          -

                              TOTALAXCESS.COM, INC.
                         (Formerly Group V Corporation)

                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 1999 and 1998





                                      F-36

1.    Business Activities and Summary of Significant Accounting Policies

      Description of Business

     TotalAxcess.com, Inc. (formerly Group V Corporation) (the "Company") was originally incorporated in the State of Delaware in 1987. The Company has historically operated as a holding company for leisure and entertainment related businesses. During the year ended June 30, 1998, the Company, through its wholly-owned subsidiaries, entered the one-plus and pre-paid telecommunications industry as its main focus of operations.

      Principles of Consolidation

     The accompanying consolidated financial statements for the year ended June 30, 1999, include the accounts of TotalAxcess.com, Inc., National Pools Corporation ("NPC"), Lottery Publications Corporation ("LPC"), Academy Network Services, Inc. ("ANS"), and Premier Plus, Inc. ("PPI").

     The accompanying consolidated financial statements for the year ended June 30, 1998, include the accounts of TotalAxcess, NPC, LPC, from its inception on October 15, 1997, ANS, from its inception on May 15, 1998 (Note 3), and PPI, from its inception on April 7, 1998.

     As used herein,  the above is  collectively  referred to as the  "Company,"
unless  the  context  indicates   otherwise.   All  intercompany   accounts  and
transactions have been eliminated in consolidation.

      Going Concern

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced recurring net losses, and has net working capital and stockholders' equity deficiencies. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan is to actively search for additional sources of equity financing and new operating opportunities. In addition, management expects that cash provided from operating activities will increase, as products sold by the Company's wholly owned subsidiaries gain market acceptance. Management expects to continue to operate with minimal fixed overhead expenses and will attempt to use its stock to satisfy


     1. Business Activities and Summary of Significant Accounting Policies (continued)

     its financial obligations. The ultimate outcome of these plans is uncertain and the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      Revenue Recognition

     The  Company's  telecommunication  services  provide  PIN  numbers  for its customers, who are primarily distributors of pre-paid phone cards. The PIN numbers are pre-numbered code combinations that are imprinted on these cards by the customers/distributors. This allows for the proper routing and time recording of minutes used on the calling cards. The Company contracts with a provider of switching equipment that processes the phone card calls when they are ultimately used by the end consumer. When cards are ready for distribution to end consumers, customers/distributors authorize the Company to activate a specific sequence of PIN's. The Company then immediately notifies its switching equipment contractor to activate the related PIN's. Upon activation of the PIN's, the Company recognizes revenue, as the risks and rewards of the activated PIN's are transferred to the customers/distributors and, generally, no right of return exists. The Company typically bills its customers/distributors as calls are made using activated PIN's. Sixty days after activation of each PIN, any unbilled amounts for each activated PIN are billed in full. To adhere to the matching principle, the Company accrues for the estimated cost of providing
telecommunication   services  for  activated   PIN's  at  the  time  revenue  is
recognized.

      Cash Equivalents

     Cash equivalents are highly liquid investments with maturities of three months or less when acquired.

     1. Business Activities and Summary of Significant Accounting Policies (continued)

      Marketable Equity Securities

     As of June 30, 1999, marketable equity securities consist of 650,292 shares of common stock of NuOasis Resorts, Inc., a stockholder (Note 2). The Company has classified these equity securities as available-for-sale and, accordingly, they are presented in the accompanying consolidated balance sheet at their estimated fair market value based on quoted market prices as of June 30, 1999. Additionally, unrealized gains and losses on these securities are presented as a component of other comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss.

      Fair Value of Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") No. 107 requires disclosure about fair value for all financial instruments whether or not recognized, for financial statement purposes. Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 1999 and considerable judgment is necessary to interpret market data and develop estimated fair value. The Company has determined that the fair value of all financial instruments, which include accounts receivable, notes payable, and capital lease obligations, approximated their carrying values as of June 30, 1999.

      Credit Risk

     Financial instruments that potentially subject the Company to credit risk at June 30, 1999 are primarily comprised of accounts receivable. The Company generally does not require collateral on its accounts receivable and ongoing credit evaluations of its customers are regularly performed.

     As of June 30, 1999, substantially all of the Company's accounts receivable is due from Blackstone Calling Card, Inc. This entity is also a stockholder of the Company as it purchased 500,000 shares of common stock for cash of $50,000 during the year ended June 30, 1999 (Note 11).

     The Company places its deposits with financial institutions which are considered by management to be of high-credit quality. At times, balances in these cash accounts may exceed the Federal Deposit Insurance Corporation (FDIC) limit of $100,000. Uninsured balances at June 30, 1999 were approximately $445,000.




     1. Business Activities and Summary of Significant Accounting Policies (continued)

      Inventories

     Inventories are valued at the lower of cost or market, with cost being determined on the average cost method. During the year ended June 30, 1999, the Company wrote-off inventories that approximated $77,000, as it focused on developing and expanding its telecommunications businesses. Related expenses are included in operating costs in the accompanying consolidated statements of operations and comprehensive loss for the year ended June 30, 1999.

      Equipment and Furniture

     Equipment and furniture are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which is five to seven years. Maintenance and repairs are charged to operations as incurred.

     During the year ended June 30, 1998, the Company acquired certain capital leases relating to telephone switching and platform assets and office equipment (Note 3). Such assets have been recorded at their estimated fair market value on the date of acquisition and are depreciated using the straight-line method over their estimated useful lives which range from three to ten years (Note 4).

      Long Lived Assets

     SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For the purposes of evaluating potential impairment, the Company's assets are grouped by the entity to which they relate. Since adopting this statement, the Company gives consideration to events or changes in circumstances for each of its entities. Related asset impairment charges are presented on a separate line item in the accompanying consolidated statement of operations and comprehensive loss and are described in
Note 4.




1.Business Activities and Summary of Significant Accounting Policies (continued)

      Income Taxes

     The Company uses the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year's taxable income for federal and state income tax reporting purposes.

      Accounting for Employee Stock Options

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." In conformity with the provisions of SFAS No. 123, the Company has determined that it will not change to the fair value method prescribed by SFAS No. 123 and will continue to follow Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions. There were no stock options granted to employees during each of the years ended June 30, 1999 and 1998.

      Issuance of Stock for Services

     Shares of the Company's common stock issued for services are recorded in accordance with SFAS No. 123 at the fair market value of the stock issued or the fair market value of the services provided, whichever value is more reliably measurable. The value of the services are typically stipulated by contractual agreements.

      Loss per Common Share

     Loss per common share is computed based on the net loss for each period, as adjusted for dividends required on preferred stock ($23,800 for each of the years ended June 30, 1999 and 1998) and the weighted average number of common shares outstanding. Common stock equivalents were not considered in the loss per share calculations, as the effect would have been anti-dilutive. A schedule of common shares reserved for issuance upon conversion, redemption or exercise of various equity securities is included in Note 6.

      Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This standard is effective for fiscal years beginning after December 15, 1997 and the Company has applied the provisions of this standard in the accompanying consolidated financial statements.

      Segments and Related Information

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. This standard is effective for fiscal years beginning after December 15, 1997 and the Company has applied the provisions of this standard as described below.

     Currently, management believes that the Company has only one reportable operating segment, as defined by SFAS No. 131, and the Company had no revenues attributed to geographic locations outside the United States during each of the years ended June 30, 1999 and 1998. During the year ended June 30, 1999, one external customer, Blackstone Calling Cards, Inc. ("Blackstone"), accounted for approximately 41% of the Company's gross revenues, and no other single external customer accounted for 10 percent or more of the Company's gross revenues. During the year ended June 30, 1998, no single external customer accounted for 10 percent or more of the Company's gross revenue.

      Reclassifications

     The consolidated financial statements for the year ended June 30, 1998 have been reclassified, where necessary, to conform to the current year presentation.

     2. Acquisition of National Pools Corporation and Change in Control of the Company

     On June 13, 1996, NuOasis Resorts, Inc. (formerly Nona Morelli's II, Inc.) ("NuOasis" or "Nona"), the then controlling parent of the Company, granted an option (the "Option") to Joseph Monterosso, the current President of the Company, to acquire 250,000 Series B

     Preferred Shares of the Company (the "Series B Shares") owned by NuOasis (Note 6). The Option is exercisable at a price of $13.00 per share and each Series B share is convertible into 78 shares of the Company's common stock.

     On December 19, 1996, the Company entered into Stock Purchase Agreements with each of the shareholders of NPC pursuant to which the Company agreed to issue a series of Secured Promissory Notes (the "Notes") in the aggregate principal amount of $1,200,000 and 1,000,000 shares of the Company's restricted common stock to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC. The Notes are convertible into a maximum of 241,900,000 shares of the Company's common stock. The conversion of the Notes are contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The terms of the conversion are, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted into 1,511,875 shares of restricted common stock. The Notes are non-recourse to the Company, secured by the assets of NPC, bear interest at 8% per annum, and are due and payable on May 31, 1999 (Note 5). As part of this acquisition, NuOasis and the Company agreed to a debt assumption agreement whereby all Company debt in excess of $20,000 on December 24, 1996, except for amounts owed to certain affiliates, which have been converted into shares of the Company's common stock, was assumed by NuOasis (Note 10). The NPC Stock Purchase Agreements closed on December 24, 1996.

     On June 13, 1997, Mr. Monterosso exercised the Option to purchase 128,041 Series B Shares, at $13.00 per share, by payment to NuOasis of approximately $1,665,000. Additionally on June 13, 1997, the Company sold its wholly owned subsidiary, Casino Management of America ("CMA"), to NuOasis for cash of $1,140,000, notes receivable from NPC aggregating $245,836, and a credit against the NuOasis intercompany account of $95,000. The gain on sale of CMA of $799,478 has been accounted for as a capital contribution in the Company's consolidated statement of stockholders' equity for the year ended June 30, 1997.

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

     Closing on September 2, 1997, but effective June 30, 1997, Mr. Monterosso exercised the Amended Option to purchase 21,959 Series B Shares, at $72.20 per share, by payment to NuOasis of approximately $1,585,000. Concurrent with the exercise of the Amended Option, the Company released NuOasis from liability, if any, arising from any events while NuOasis controlled the Company, in exchange for approximately $1,585,000 of marketable securities (the "Securities"). Such consideration has been accounted for as a capital contribution in the Company's statement of stockholders' equity for the year ended June 30, 1997.

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

     2. Acquisition of National Pools Corporation and Change in Control of the Company (continued)

     In October 1997, the Company entered into an Exchange Agreement with NuOasis in which the Company exchanged the Securities, having a net book value of $1,585,000, for $700,000 in cash, a $500,000 6% secured promissory note receivable and 3,600,000 shares of common stock of NuOasis. Upon the closing of the Exchange Agreement, the Company received cash from NuOasis of $441,801 and the remaining cash balance that was provided for in the Exchange Agreement of $258,199 was applied against amounts Mr. Monterosso owed to NuOasis pursuant to the Amended Option and Warrant Note. In addition, the $500,000 6% secured promissory note receivable was not ultimately received by the Company as such amount was also applied against amounts Mr. Monterosso owed to NuOasis pursuant to the amended options and the Warrant Note. As a result of these transactions, the Company has recorded a provision for affiliate receivable in the amount of $758,199 during the year ended June 30, 1998.

     In November 1998, the Company filed suit against NuOasis and others alleging fraud and misrepresentation in connection with the above transactions (Note 9).

     As a result of the Company's acquisition of NPC and the sales and purchases of the Series B Preferred Stock, as discussed above, a change in control of the Company has occurred and the Company is no longer a controlled subsidiary of NuOasis.

3.    Acquisition of Ark-Tel, Inc. Leases

     In September 1997, the Company agreed in principle to acquire a 50% convertible net profits interest ("Net Profits Interest") in Universal Network Services, Inc. ("UNSI"). NPC's Chief Operating Officer, who is also a director of the Company, is a shareholder and officer of UNSI. The Net Profits Interest was to provide the Company with up to 50% of UNSI's net operating profit and grant the Company the option to convert its Net Profits Interest into an equity interest of up to 100% of UNSI's issued and outstanding common stock. No formal agreements were ever executed and during the quarter ended March 31, 1998, the Company abandoned its acquisition of the Net Profits Interest in UNSI and recorded $22,500 in related professional services expense. UNSI is an interexchange carrier that provided telecommunications services to both residential and business customers throughout the United States and certain foreign countries. In August 1998, UNSI filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

     On May 15, 1998, and effective March 1, 1998, the Company acquired the telephone switching and platform assets and office equipment of Ark-Tel, Inc., a wholly owned subsidiary of UNSI. Pursuant to the related Asset Purchase Agreement, the Company acquired certain capital and operating leases (Notes 4 and 9) whose remaining outstanding principle balances approximated the estimated fair value of the related leased equipment. In exchange, the Company forgave approximately $300,000 that was owed to the Company. The excess of the total consideration paid over the estimated fair value of net assets acquired of approximately $300,000 was charged to expense during the year ended June 30, 1998.

 4.    Equipment and Furniture

    Equipment and furniture, net is comprised of the following at June 30, 1999:

         Office equipment, furniture and fixtures                    $ 130,305
            Telecommunications equipment                                10,500

                                                                       140,805



            Less accumulated depreciation                              (55,805)

                                                                  $     85,000



     During the year ended June 30, 1999, management determined that the telephone switching and platform assets acquired from Ark-Tel, Inc. (Note 3), were not currently year 2000 compliant and that significant equipment upgrades were required to prepare the equipment for the year 2000. As a result, the Company has ceased payment of required rents and management is in the process of renegotiating the terms of related leases. The non-payment of required monthly rents has resulted in an event of default per the related equipment lease terms. Based on the above, management believes that the related equipment has been impaired and the Company has recorded a related asset impairment charge aggregating $651,450 during the year ended June 30, 1999.

5.    Convertible Notes Payable

     In connection with the Stock Purchase Agreements with each of the shareholders of NPC (Note 2), the Company issued Secured Promissory Notes (the "Notes") in the aggregate principal amount of $1,200,000. The Notes are convertible into a maximum of 241,900,000 shares of the Company's common stock. The conversion of the Notes is contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The terms of the conversion are, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted into 1,511,875 shares of restricted common stock. The Notes are non-recourse, secured by the assets of NPC, bear interest at 8% per annum, and were due and payable, with related interest, on May 31, 1999.

     During the year ended June 30, 1999, one note holder elected to convert $134,283 of notes payable to 111,902 shares of the Company's common stock. Accordingly, the remaining outstanding notes payable balance is $1,065,717 at June 30, 1999. The Company is currently negotiating with related note holders to extend the repayment terms of the notes.

     In September 1998, the Company issued an additional series of 12% convertible, subordinated notes payable, raising cash proceeds of $575,900. Certain note holders elected to convert $540,900 of the notes payable into 27,457,620 shares of common stock. One note holder did not elect to convert, and, accordingly, the $35,000 note payable remains outstanding at June 30, 1999. The due date of the note payable was in April 1999 and the Company is currently renegotiating repayment terms.

6.    Stockholders' (Deficit) Equity

      Common Shares Reserved for Issuance

     At June 30, 1999, shares of common stock were reserved for the exercise and conversion of the following:

      Preferred stock:
         14% Preferred Stock issued and outstanding                    170,000
         Series B Preferred Stock issued and outstanding             2,745,054
      Redeemable common stock purchase warrants:
         New Class A (exercisable at $.50 per share)                 1,530,000
         New Class B (exercisable at $.75 per share)                 3,080,000
         New Class C (exercisable at $1.00 per share)                1,510,000
         New Class D (exercisable at $.50 per share)                12,000,000
         1993 Incentive and Non-qualified Stock
          Options - available for grant                              1,200,000
         1991 Non-qualified Stock Options - available for grant        600,000
         1989 Incentive Stock Options - available for grant            500,000
         1989 Non-qualified Stock Options - available for grant        500,000


      Other stock options:


         Grants outstanding                                            847,500
         NPC Convertible Notes Payable (Note 5)                    214,900,000

         Total                                                     239,582,554



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

     No 14% Preferred Stock was converted and no dividends were declared or paid on the 14% Preferred Stock during each of the years ended June 30, 1999 and 1998. Dividends in arrears aggregated $205,825 at June 30, 1999.

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

     In March 1994, the Company issued 250,000 shares of Series B Preferred Stock to Nona. The Series B Preferred Stock has no redemption rights and is not entitled to any dividends. It has a liquidation value of $2 per share in preference to any payment on common stock, subject only to rights of the holders of the 14% Preferred Stock. Each share is entitled to seventy-eight (78) votes and shall be convertible into seventy-eight (78) fully paid and nonassessable shares of common stock, or a total of 19,500,000 shares of common stock if all of the shares of Series B Preferred Stock are converted.

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



6.    Stockholders' (Deficit) Equity (continued)

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

     The Company received $50,000, $300,000 and $1,090,000 from other private sales of 300,000, 1,371,500 and 1,090,000 shares of restricted common stock during 1993, 1992 and 1991, respectively. The 1993 private sales included 100,000 New Class A Warrants and 100,000 New Class B Warrants. No amounts were recorded on the balance sheet for the issuance or valuation of the warrants as all proceeds were recorded in common stock and additional paid-in-capital accounts. All New Class A, B and C Warrants are exercisable up to one year after the effective date of the registration of the underlying stock. As of the date of this report, the registration of the underlying stock has not been finalized and therefore is not yet effective. In March 1994, the Company issued 6,000,000 New Class D Warrants to Nona. Each New Class D Warrant is exercisable at $1.00 per share and will entitle the holder to receive upon exercise two (2) shares of common stock, or a total of 12,000,000 shares if all of the New Class D Warrants are exercised. The New Class D Warrants expire on March 30, 2004, and to date, none of the New Class D Warrants have been exercised. In September 1997, Nona sold the New Class D Warrants to Mr. Monterosso for a $1,800,000 promissory note secured by the New Class D Warrants (Note 2).

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

      1991 Non-qualified Stock Options

     Under a stock option plan adopted on February 1, 1991, the Company's Board of Directors may grant "non-qualified stock options" whereby employees may purchase up to 600,000 shares of common stock prior to the termination of the plan on February 1, 2001. Options must be granted at no less than 85% of fair market value as of the date of grant. Options are exercisable from the date of grant and expire no later than five years from the date of grant. No options were issued or exercised during each of the years ended June 30, 1999 and 1998 and 600,000 options remain available for grant as of June 30, 1999.

      1989 Incentive Stock Options

     Under a stock option plan adopted on July 30, 1989, the Company's Board of Directors may grant "incentive stock options" whereby employees may purchase up to 500,000 shares of common stock prior to the termination of the plan on July 30, 1999. Options may not be granted at a price less than 100% of fair market value as of the date of grant to officers and employees who own less than 10% of the Company's common stock and 110% of fair market value to those officers and employees who own more than 10%. Options are exercisable from the date of grant, and expire no later than five years from the date of grant. No options were issued or exercised during each of the years ended June 30, 1999 and 1998 and 500,000 options remain available for grant as of June 30, 1999.

      1989 Non-qualified Stock Options

     Under a stock option plan adopted on July 30, 1989, the Company's Board of Directors may grant "non-qualified stock options" whereby employees may purchase up to 500,000 shares of common stock prior to the termination of the plan on July 30, 1999. Options must be granted at no less than 85% of fair market value as of the date of grant. Options are exercisable from the date of grant and expire no later than five years from the date of grant. No options were issued or exercised during each of the years ended June 30, 1999 and 1998 and 500,000 options remain available for grant as of June 30, 1999.

      The Nona Option

     In March 1994, the Company granted to Nona a nontransferable option for the purchase of up to 6,160,000 shares of the Company's common stock. The exercise price and total number of shares that can be purchased upon exercise of the option is equal to the exercise price and number of shares of common stock subject to New Class A, New Class B and New Class C Warrants outstanding at the Closing Date that eventually expired unexercised. The Warrant Agreements extend the expiration dates of the respective warrants to one year after the effective date of a registration statement, at which time Nona may exercise its option provided all the New Class A, B and C Warrants have not been exercised. Nona does not hold any of the New Class A, B or C Warrants, nor is it currently entitled to exercise its Option. In conjunction with the sale of the New Class D Warrants (Note 2), Nona also sold its rights to exercise any remaining unexercised New Class A, New Class B and New Class C Warrants.

Other Stock Options

      A summary of other stock option transactions is as follows:

                                                    Year Ended        Year Ended
                                                 June 30, 1999     June 30, 1998

      Outstanding at beginning of year                 847,500           847,500
            Granted                                          -                 -
            Exercised                                        -                 -
            Cancelled                                        -                 -
            Issued                                           -                 -

            Outstanding at end of year                 847,500           847,500



6.    Stockholders' (Deficit) Equity (continued)

      Stock Options Exercised

     During the year ended June 30, 1997, certain affiliates of the Company exercised stock options and the Company received notes in the aggregate amount of $584,167 and aggregate cash payments of $67,874 as consideration for the exercise of these options. The notes were originally due in May 1998 and earn interest at 10% per annum. As the these receivables are substantially past their due date and as the Company is currently involved in litigation with certain of these debtors (Note 9), the Company recorded a provision against these stockholder receivables of $515,967 during the year ended June 30, 1999.

7.    Related Party Employment and Consulting Agreements

      Due to Officer and Related Party

     As of June 30, 1999, the Company owes Mr. Monterosso, an officer, and his wife an aggregate of $356,686. During the years ended June 30, 1999 and 1998, the Company recorded aggregate salaries and consulting expenses to these two individuals of $350,000 and $183,000, respectively, and such amounts are included in selling, general, and administration expenses in the accompanying consolidated statements of operations and comprehensive loss.

      Current and Former Officers and Directors

     On April 1, 1994, NPC entered into an employment agreement with Joseph Monterosso to serve as NPC's Chief Executive Officer. In conjunction with the acquisition of NPC, Mr. Monterosso became the Company's President and Director on November 25, 1996, and Chairman on August 8, 1997. The agreement compensates Mr. Monterosso $125,000 per annum and $250,000 per annum upon the first sale of the Company's HitLoTTo Value Card, payable in cash or in common stock of the Company. The Company sold its first HitLoTTo Value Card in February 1998.

     Effective July 1, 1997, the Company entered into an employment agreement with Dennis Houston to serve as NPC's Chief Operating Officer and a Director. The agreement compensates Mr. Houston $100,000 per annum through December 31, 1997, and $200,000 per annum through June 30, 2000, payable in cash or in common stock. The agreement also granted Mr. Houston an option to purchase 5,250,000 common shares of the Company at an exercise price of $0.50 per share and participation in the Company's management bonus program. This agreement, and related stock options, was terminated in June 1998.

     Effective July 1, 1997, the Company entered into a renewed employment agreement with Steven H. Dong to perform accounting services and to hold the office of Chief Financial Officer. The agreement compensates Mr. Dong $105,000 per annum through June 30, 1998, and $125,000 per annum through June 30, 1999, payable in cash or in common stock of the Company. The agreement also granted Mr. Dong an option to purchase 800,000 common shares of the Company at an exercise price of $0.50 per share and participation in the Company's management bonus program. This agreement, and related stock options, was terminated in January 1998.

     In August 1995, the Company entered into an Employment  Agreement with Fred
G. Luke, the Company's former Chairman and President. Mr. Luke served as the Company's Chairman and President since approximately March 30, 1994 through August 8, 1997, and November 25, 1996, respectively. The terms of the Employment Agreement call for Mr. Luke to receive $4,500 per month, retroactive to April 1, 1994, for five (5) years as a base salary; and, grant him an option to purchase 3,000,000 shares of the Company's common stock at an exercise price of $.12 per share. In May 1997, 198,715 common shares were issued in settlement of all amounts owed to Mr. Luke as of May 5, 1997. The Company had no amounts due to Mr. Luke as of June 30, 1999 and 1998. Mr. Luke's Employment Agreement was terminated effective May 5, 1997.

8.    Income Taxes

     The income tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows as of June 30:

                                                    1999              1998

      Asset impairment charge                   $    259,501      $          -
      Accrued litigation settlements                 349,328                 -
      Accrued expenses                                68,844                 -
      Valuation allowance                           (677,673)                -
            Current portion of deferred tax
                assets                          $          -      $          -
      Net operating loss carryforwards          $  6,230,800         4,632,000
      Valuation allowance                         (6,230,800)       (4,632,000)
            Long-term portion of deferred
               tax assets                       $          -      $          -

     The reconciliation of income taxes computed at the federal statutory tax rate to income tax expense at the effective income rate is as follows:

                                                    1999              1998

      Federal statutory income tax (benefit) rate     (34.0)%          (34.0)%
      Increases (decreases) resulting from:
            Write off of excess purchase price over
                basis of net assets acquired             -               9.2
            State tax effect                           (10.5)              -
            Net change in valuation allowance           44.5            24.8
      Effective income tax (benefit) rate                  -%               %

     The Company has federal and state net operating losses ("NOL's") approximating $15,934,000 and $10,570,000, respectively, as of June 30, 1999. A significant portion of the NOL's resulted from the acquisition of NPC and may be subject to ownership change limitations. The federal NOL's carryforwards begin to expire in fiscal year 2005. The state NOL's carryforwards begin to expire in fiscal year 1999. In addition, utilization of the NOL's may be limited on
Section 382 of the Internal Revenue Code due to additional ownership changes.

     At June 30, 1999 and 1998, a 100% valuation allowance has been provided to reduce the Company's net deferred tax assets for the amount by which the deferred tax asset exceeded the net deferred tax liability resulting from all temporary differences. The Company has provided the allowance since management could not determine that is was "more likely than not" that the benefits of the deferred tax assets would be realized.

9.    Commitments and Contingencies

      Legal Proceedings

     On August 28, 1998, the Company received a lawsuit (San Francisco Superior Court Case No. 997548) filed by Worldcom Network Services, Inc. ("Worldcom") to recover the sum of $2,208,362 allegedly due and owing as a result of a debt that the Company allegedly guaranteed on behalf of UNSI. Although the Company denies liability on the guarantee, the Company has reached a settlement with Worldcom in which the Company will transfer 2,266,667 shares of its restricted common stock to Worldcom. In exchange, Worldcom agrees to release the Company from any and all liability, known and unknown up to the date of the related settlement agreement, which is November 3, 1999. As a

9.    Commitments and Contingencies (continued)

     result of the settlement, the Company recorded a litigation settlement expense of $712,560 during the year ended June 30, 1999. The expense was determined by multiplying the number of shares issued upon settlement by the closing price of the Company's common stock on the date of settlement, less a 10% discount factor based on the restricted nature of shares issued.

     On October 2, 1998, Pickett Communications, Inc. ("Pickett") filed a complaint (San Francisco Superior Court Case No. 998281) for monetary damages and challenged the Company's rights to use the HitLoTTo logo. In July 1999, a settlement agreement was executed that requires the Company to release 218,036 shares of its restricted common stock to Pickett. This stock had previously been issued to Pickett pursuant to a contract dated October 14, 1997 in which the Company agreed to pay Pickett for services it provided to NPC. The Company had previously refused to release the common stock, as NPC disputed certain charges which it believed were unauthorized. As a result of the settlement, the Company recorded a litigation settlement expense of $141,287 during the year ended June 30, 1999. The expense was determined by multiplying the number of shares issued upon settlement by the closing price of the Company's common stock on the date of settlement, less a 10% discount factor based on the restricted nature of shares issued.

     On February 19, 1999, Accountempts and RHI Management Resources filed a complaint (San Francisco Superior Court Case No. 301366) for breach of contract to recover approximately $26,000 allegedly due and owing for temporary employment services. On July 27, 1999, a settlement agreement was executed in which the Company agreed to pay an aggregate amount of $24,000 at the rate of $2,000 per month. As the Company previously accrued $35,475 to these parties, the Company recorded a litigation settlement gain of $11,475 during the year ended June 30, 1999.

     On August 30, 1999, the California Labor Commissioner awarded Joseph Arton $34,426 in wages, interest and penalties based on claims that this individual was an employee of the Company. As a result of the Company's appeal filed on September 20, 1999, Joseph Arton filed a related complaint (San Francisco Superior Court Case No. 306593). A trial is set for November 1999 that will address the employee's claim for unpaid wages. The Company contends that Joseph Arton was not an employee of the Company, but was an independent contractor. Further, the Company is considering filing a cross complaint for breach of contract. During the year ended June 30, 1999, the Company recognized a $34,426 litigation expense with respect to this matter.

     On November 10, 1998, the Company filed legal action (TotalAxcess, Inc. v. NuOasis Resorts, Inc; Nona Morelli's II, Inc.; NuOasis International, Inc.; Fred Luke, Jr.; Rocci Howe; Steven H. Dong; John D. Desbrow; Archer & Weed; Richard
Weed) in San Francisco Superior Court, Case No. 999131. The suit alleges fraud and misrepresentation in the sale of securities, which were not qualified for sale and professional malpractice against legal counsel representing the Defendants in this transaction. On July 26, 1999, NuOasis Resorts, Inc. and Nona Morelli's II, Inc. filed a cross complaint against the Company alleging claims for breach of contract, fraud, material misrepresentation in the purchase of securities and libel, and seeks rescission of certain contracts and the imposition of a constructive trust over certain securities. Also on July 26, 1999, Rocci Howe, Fred Luke, Jr. and Steven Dong filed cross complaints against the Company alleging claims for breach of contract, indemnity and libel. All counsel have stipulated to a change in venue from San Francisco to Orange County Superior Court, and the San Francisco Court has transferred the file to the Orange County Court. The trial date is set for July 2000. The Court ordered that all claims the Company has against Richard Weed are to be arbitrated and that this arbitration will not take place until after the trial. Management plans to vigorously pursue its complaint and defend each cross complaint, which it believes lack substantial merit.

     On January 6, 1999, the Company filed a lawsuit (TotalAxcess.com, Inc. v. Dennis Houston, Orange County Superior Court Case No. 809248). This complaint alleges breach of fiduciary duty by Mr. Houston as one of the Company's directors for failing to disclose material facts in the Ark-Tel Asset Purchase Agreement which have resulted in the Company's being sued by Worldcom Network Services, Inc. (see above). On June 29, 1999, Mr. Houston filed a cross complaint alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, misrepresentation, fraud and embezzlement. The Company is vigorously pursuing the matter against Mr. Houston and plans to vigorously defend the cross complaint. At the present time, related legal counsel has not yet received responses to discovery, but the court has set an evaluation conference for December 2, 1999.

     On June 26, 1997, the Company filed a lawsuit (TotalAxcess.com, Inc. v. Network Long Distance, Inc.) filed in the District Court, City and County of Denver, Case No. 97 CV 4131, Division 7. The complaint was filed against Network Long Distance, Inc. and their transfer agent to compel them to release shares of Network Long Distance, Inc.'s common stock (the "Shares") that was received by the Company in connection with a release of liability granted to NuOasis Resorts, Inc. Once the Shares were properly transferred to the Company, the Company dismissed its claims as moot. However, Network Long Distance, Inc. (currently known as Eclipse Communications, Inc. or "Eclipse") continues to pursue the Shares through its counterclaims. Eclipse is claiming that it owns some or all of the Shares and is seeking damages and an injunction prohibiting the transfer of the Shares. In response to Eclipse's allegations, management has indicated that it will vigorously contest the litigation, as it believes the case to be groundless and without merit. This matter is currently set for trial to commence in February 2000. Should Eclipse prevail in this matter, it may be in a position to recover a significant portion of the stock at issue, or the value thereof, plus 8% interest per annum from 1997 through trial.

     Although there is no pending litigation at the present time, M.H. Meyerson & Co. ("Meyerson") claims that it is entitled to 717,898 warrants to purchase common stock of the Company pursuant to a December 12, 1997 Investment Banking Agreement. The Company contends that Meyerson is not entitled to the warrants because it failed to fulfill its obligations under the Investment Banking Agreement. The Company is in settlement discussions regarding this matter.

      Corporate Financing Program

     During the year ended June 30, 1999, the Company implemented a program in which current stockholders were invited to exchange their free trading shares of common stock for a larger number of restricted common shares. Pursuant to the Company's "Corporate Financing Program," each free trading share surrendered to the Company entitled the contributing stockholder to 1.1333 shares of restricted common stock. The shares of restricted common stock are issuable upon the Company liquidating the free trading shares surrendered. As of June 30, 1999, there are 1,048,003 shares of free trading common stock that are held in escrow and that will require the issuance of 1,187,702 shares of restricted common stock. Subsequent to June 30, 1999, the Company received an additional 584,147 free trading shares that will require the issuance of 662,014 restricted shares.

      Capital and Operating Leases

     The Company sublet office space in San Francisco, California from a stockholder on a month to month basis, which ended in July 1999. On June 17, 1999, the Company entered into a five year operating lease for office space in Oakland, California commencing August 1, 1999. Monthly lease payments under the lease are $12,542. The Company also leased office space in Naples, Florida, and Springdale Arkansas through April 1999. The Company continues to lease space in Little Rock, Arkansas through March 2001. In addition, the Company acquired certain operating and capital leases from Ark-Tel, Inc. (Note 3). Minimum annual payments related to all noncancelable operating and capital leases are as follows for the years ending June 30:

                                                  Operating          Capital

                  2000                          $    321,856      $    909,523
                  2001                               269,895             6,529
                  2002                               251,279               544
                  2003                               251,279                 -
                  2004                               150,503                 -
                  Thereafter                          12,542                 -

                  Total                         $  1,257,354           916,596
    Less amounts representing interest                                (212,149)
                  Present value of minimum lease payments              707,447
                  Capital lease obligations, current                  (698,091)
                  Capital lease obligations, noncurrent           $      6,356



     Rent expense aggregated $182,961 and $61,877 in fiscal years 1999 and 1998, respectively.

      Year 2000

     Other than the matter described in Note 4, the Company does not believe that the impact of the year 2000 computer issue will have a significant impact on its consolidated operations or consolidated financial position. Also, the Company does not believe that it will be required to significantly modify its internal computer systems, equipment or products. However, if internal systems do not correctly recognize date information when the year changes to 2000, there could be adverse impact on the Company's consolidated operations. There can be no assurance that another entity's failure to ensure year 2000 capability would not have an adverse effect on the Company.

     Contractors   of   significant   systems  have   upgraded  and  tested  all
telecommunications systems utilized by the Company and related compliance certificates are on file at the Company's corporate offices.

     Management expects all of the Company's hardware and software to be year 2000 compliant by the end of calendar year 1999. These systems include all finance and general business computers, network file servers, and database servers. The Company's information technology department will perform all necessary hardware and software upgrades and year 2000 tests.

10.    Extraordinary Item

     During the year ended June 30, 1999, the Company satisfied certain accounts payable and accrued liabilities for amounts that were less than the carrying values of the related liabilities. The resulting $167,529 of debt forgiveness has been recorded as an extraordinary item in the accompanying consolidated statements of operations and comprehensive loss. The item has not been presented net of tax due to the Company's current year net loss and existing net operating loss carryforwards.

11.    Subsequent Events

     Subsequent to June 30, 1999, the Company issued 2,100,000 shares of its common stock and received gross proceeds aggregating $710,000 in connection with private placements. Of these amounts, 1,750,000 shares and gross proceeds of $510,000 related to sales to Blackstone. In addition, 641,784 shares of common stock were issued upon the conversion of Series B Preferred Stock.








                              TOTALAXCESS.COM, INC.

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