Form 10QSB
period 1999-09-30
GROUP V CORP
filed 1999-11-17
CIK 828956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For The Quarter Ended September 30, 1999           Commission File No.   0-18224

                 TotalAxcess.com,Inc. (formerly, Group V Corp.)
             (Exact name of registrant as specified in its charter)


        Delaware                                             95-4176781
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)


201 Clay Street, Oakland, California                                  94103
(Address of principal executive offices)                         (Zip Code)

                                 (510)286-8700
              (Registrant's telephone number, including area code)


550 15th Street, San Fracisco, CA                              94103
(Former Address, if changed                         (Former Zip Code, if changed
 since last report)                                           since last report)

                                 (415)575-0222
             (Former telephone number, if changed since last report)

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

Preferred Stock $.01 par value; 170,000 shares outstanding as of June 30, 1999

                Preferred Stock Series B $2.00 par value;35,193
                     shares outstanding as of June 30, 1999

     Common Stock $.01 par value; 128,727,643 shares as of November 15,1999.


                             TOTALAXCESS.COM, INC.
                        (formerly, GROUP V CORPORATION.)
                                      INDEX


                                                                            PAGE
                                     PART I

Item 1. Financial Statements
Consolidated Condensed Balance Sheet as of September 30,1999 (unaudited).....  1
Consolidated Condensed Statements of Operations for the Three Months Ended
 September 30, 1999 and 1998 (unaudited).....................................  2
Consolidated Condensed Statements of Cash Flows for the
 Three Months Ended September 30, 1999 and 1998 (unaudited)................    3
   Notes to Consolidated Condensed Financial Statements....................    4

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................    8

                                           PART II

Item 1. Legal Proceedings..................................................   10

Item 2. Changes in Securities..............................................   10

Item 3. Defaults Upon Senior Securities....................................   10

Item 4. Submission of Matters to a Vote of Security Holders................   10

Item 5. Other Information..................................................   10

Item 6. Exhibits and Reports on Form 8-K...................................   10


Signatures ................................................................   11



                              TOTALAXCESS.COM, INC.
                        (formerly, GROUP V CORPORATION.)
                      Consolidated Condensed Balance Sheet
                      As of September 30, 1999 (Unaudited)



0,
                                                                           1939
                                                                     (Unaudited)
Current Assets:
        Cash and cash equivalents ..................................$   506,369
        Marketable securitie    ....................................     30,176
        Accounts receivable.........................................  2,636,984
        Advances.....................................................   (14,621)
        Inventories..................................................    30,555
        Prepaid expenses ............................................    99,045
                Total Current Assets ..............................   3,288,508
Fixed assets:

        Furniture
        and equipment .............................................     154,684
        Less accumulated depreciation .............................     (63,981)
               Total fixed assets, net .............................     90,704
Other assets ......................................................       7,200
TOTAL ASSETS.......................................................$  3,386,412

Current Liabilities:
        Current portion of capital lease obligations ..............$    698,091
        Notes Payable .............................................      35,000
        Accounts payable...........................................   5,416,109
        Due to affiliates .........................................          --
        Deferred revenue...........................................          --
        Accrued expenses and accrued interest......................   1,564,696
                Total
               Current Liabilities ................................   7,713,896
Long Term Liabilities:
Long term capital lease obligations................................       4,560
Notes payable .....................................................   1,065,717

        Total
        Long Term Liabilities......................................   1,070,277
        Total Liabilities .........................................   8,784,173
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - par value $.01; authorized 1,000,000 shares; 14%
  cumulative convertible; issued and outstanding 170,000 shares
 (aggregate liquidation of $170,000)...............................       1,700
Preferred Stock Series B - par value $2.00; authorized, issued and outstanding 35,193 shares (aggregate liquidation of
                    $300,000)......................................      70.386
Common stock - par value $.01; authorized 333,000,000 shares;
      126.800,000 shares issued and outstanding....................   1,268,000
Additional paid-in capital.......................................... 19,702,624
Stockholders' receivables...........................................         --
Unrealized loss on marketable securities...........................   (100,145)
Accumulated
deficit........................................................... (26,340,326)

        Total Stockholders' Equity.............................   (  5,397,762)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................$  3,386,412

  See accompanying notes to these consolidated condensed financial statements.

                              TOTALAXCESS.COM, INC.
                        (formerly, GROUP V CORPORATION.)
                 Consolidated Condensed Statements of Operations
    For the Three Month Period Ended September 30, 1999 and 1998 (Unaudited)


                                     Three Months Ended
                                   1999             1998
                                (Unaudited)      (Unaudited)

Revenues                       $ 3,744,451      $   272,576

Costs and expenses:
General and administrative         515,819          675,060
Professional services               65,598          132,743
Depreciation and amortization        8,175           29,815
Interest expense, net                    0           24,000
   Total costs and expenses      6,196,871        1,148,643
Net (loss) from continuing
Operations                      (2,452,420)       ( 876,067)
Net (Loss)                     $(2,452,420)      $( 876,067)
Net (loss) applicable to       $(2,452,420)      $( 876,067)
Basic and diluted net (loss)   $      (.02)      $     (.02)
Weighted average common
shares outstanding             128,157,481       49,889,880
================================================================




  See accompanying notes to these consolidated condensed financial statements.

                              TOTALAXCESS.COM, INC.
                        (formerly, GROUP V CORPORATION.)
                 Consolidated Condensed Statements of Cash Flows
    For the Three Month Period Ended September 30, 1999 and 1998 (Unaudited)


                                                          Three Months Ended
                                                             September 30
                                                          1999          1998
                                                       (Unaudited) (Unaudited)
Operating activities:
Net Loss                                             $(2,448,096)   $(876,067)
Adjustments to reconcile net loss to
  Depreciation and amortization                            8,175       29,815
Increase (decrease) from changes in:
  Accounts receivable and advances                    (2,088,436)     127,194
  Inventories                                            (30,555)      (2,961)
  Prepaid expenses                                       (40,688)      (9,565)
  Other Assets                                                --       (7,461)
  Accounts payable, accrued                            4,061,817      693,722
  Deferred revenue                                            --       40,305
   Due to Officer                                       (356,686)          --
  Due to affiliate                                            --     (354,639)
Net cash used in operating activities                   (894,580)    (289,222)
Investing activities:
  Purchase of Equipment                                  (15,674)     (51,974)
  Acquisition of other assets                                 --           --
Net cash provided in investing                           (15,674)     (51,974)
Financing activities:
Net cash provided from financing activities               812,730          --
Net (decrease) increase in cash                           (97,524)   (341,196)
--------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period            572,951       62,408
================================================================================
Cash and cash equivalents, end of period                  475,427     278,788
================================================================================
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
  Income taxes                                            $    --    $     --
  Interest                                                $    --    $     --
Non-cash investing and financing activities:
  Preferred Stock Series B converted to common stock      $    --    $     --
  Purchase of equipment via assumption of capital leases  $    --    $     --
  Purchase of NPC for Notes payable                       $    --    $     --
  Purchase of NPC for Accrued liability                   $    --    $     --


  See accompanying notes to these consolidated condensed financial statements.







                             TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)
              Notes to Consolidated Condensed Financial Statements
                               September 30, 1999
                                   (Unaudited)


Note 1.General

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements for the quarter ended September 30, 1999, include the accounts of TotalAxcess.com, Inc., National Pools Corporation ("NPC"), Lottery Publications Corporation ("LPC"), Academy Network Services, Inc. ("ANS"), and Premier Plus, Inc. ("PPI").

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

REVENUE RECOGNITION
     The  Company's  telecommunication  services  provide  PIN  numbers  for its customers, who are primarily distributors of pre-paid phone cards. The PIN numbers are pre-numbered code combinations that are imprinted on these cards by the customers/distributors. This allows for the proper routing and time recording of minutes used on the calling cards. The Company contracts with a provider of switching equipment that processes the phone card calls when the end consumer ultimately uses them. When cards are ready for distribution to end consumers, customers/distributors authorize the Company to activate a specific sequence of PIN's. The Company then immediately notifies its switching equipment contractor to activate the related PIN's. Upon activation of the PIN's, the Company recognizes revenue, as the risks and rewards of the activated PIN's are transferred to the customers/distributors and, generally, no right of return exists. The Company typically bills its customers/distributors as calls are made using activated PIN's. Sixty days after activation of each PIN, any unbilled amounts for each activated PIN are billed in full. To adhere to the matching principle, the Company accrues for the estimated cost of providing telecommunication services for activated PIN's at the time revenue is recognized.


CASH EQUIVALENTS

     Cash equivalents are highly liquid investments with maturities of three months or less when acquired.




FAIR VALUE OF FINANCIAL INSTRUMENTS

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

INCOME TAXES

     The Company uses the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year's taxable income for federal and state income tax reporting purposes

ACCOUNTING FOR EMPLOYEE STOCK OPTIONS

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." In conformity with the provisions of SFAS No. 123, the Company has determined that it will not change to the fair value method prescribed by SFAS No. 123 and will continue to follow Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions. There were no stock options granted to employees during each of the years ended June 30, 1999 and 1998 or during the quarter ended September 30, 1999.

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

     On December 19, 1996, Group V entered into Stock Purchase Agreements with each of the shareholders of National Pools Corporation ("NPC") pursuant to which Group V agreed to issue a series of Secured Promissory Notes (the "Notes") in the aggregate principal amount of $1,200,000 and 1,000,000 shares of Group V's restricted common stock to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC. The Notes are convertible into a maximum of 241,900,000 shares of Group V common stock. The conversion of the Notes is contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The terms of the conversion are, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted into 1,511,875 shares of restricted Group V common stock. The Notes are non-recourse to Group V, secured by the assets of NPC, bear interest at 8% per annum, and are due and payable on May 31, 1999. As part of this acquisition, NuOasis Resorts and Group V agreed to a debt assumption agreement whereby NuOasis Resorts assumed all Group V debt in excess of $20,000 on December 24, 1996, except for amounts owed to certain affiliates, which have been converted into shares of Group V common stock. The NPC Stock Purchase Agreements closed on December 24, 1996.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Registrant has incurred net losses and negative cash flows from operating activities since its inception in 1987. The Registrant had cash and cash equivalents of approximately $536,545 and $106,149 as of September 30, 1999 and 1998, respectively, and a working capital deficit of $(4,319,239) and $(2,201,453) as of September 30, 1999 and 1998, respectively. The Company's revenues increased from $272,576 to $3,744,451 between the quarters ended September 30, 1998 and June 30, 1999, respectively. This represents an increase of 1,274% in revenue. This increase occurred primarily as the result of new telecommunication services contracts secured by the Company in fiscal year 1999. Further, the Company increased its internal sales force and independent distributor network relative to fiscal year 1998.

     This Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 (the "Form 10-QSB") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as "expects," "anticipates," "intends," "estimates," "believes" and words of similar import. These forward-looking statements relate to plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operation matters, the inclusion of forward-looking statements in this Form 10-QSB should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-QSB

     The Company expects to increase revenues and cash flow through the wholesale distribution and sale of pre-paid calling cards by expanding its in-house sales force and adding more independent distributors to its network. The Company's One Plus long distance service, which the Company is revamping to provide more competitive rates, and additional services will be included as a product for this sales force to market.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED September 30, 1999 and 1998

     Total general and administrative expenses decreased by $159,241 or 23% during the quarter ended September 30, 1999, compared to the same period last year, as the Company continued to streamline its operations and staffing by implementing the relocation of it's telecommunication operations.

     Professional services decreased by $ 67,145 or 51% during the current quarter compared to the same period during last year. These fee's declined as the Company negotiated the settlement of several litigation matters.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

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

              GROUP V CORPORATION (formerly, NUOASIS GAMING, INC.)

Date:   November 16, 1999          By:        /s/ Josheph Monterosso
                                       Joseph Monterosso, President and Director

Date:   November 16, 1999          By:    /s/ Russell F. McCann, Jr.
                                                Russell F. McCann, Jr., Director