Form 10QSB
period 1999-12-31
TOTALAXCESS COM INC
filed 2000-02-01
CIK 828956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For The Quarter Ended December 31, 1999         Commission File No.0-18224

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

Preferred Stock $.01 par value;170,000 shares outstanding as of December 23,1999

Preferred Stock Series B $2.00 par value; 23,589 shares outstanding as of
                              December 23, 1999

Common Stock $.01 par value; 159,161,506 shares as of December 23,1999.


                             TOTALAXCESS.COM, INC.
                        (formerly, GROUP V CORPORATION.)
                                    INDEX


                                                                          PAGE
                                    PART I

Item 1. Financial Statements

         Consolidated Condensed Balance Sheet as of December 31,1999
            (unaudited)...................................................   1
         Consolidated Condensed Statements of Operations for the Three Months
            Ended
         December 31, 1999 and 1998 (unaudited)...........................   2
         Consolidated Condensed Statements of Cash Flows for the
            Three Months Ended December 31, 1999 and 1998 (unaudited).....   3
         Notes to Consolidated Condensed Financial Statements.............   4

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   7

                                   PART II

Item 1. Legal Proceedings.................................................   8

Item 2. Changes in Securities.............................................   9
Item 3. Defaults Upon Senior Securities...................................   9

Item 4. Submission of Matters to a Vote of Security Holders...............   9

Item 5. Other Information.................................................   9

Item 6. Exhibits and Reports on Form 8-K..................................   9

Signatures................................................................  10



                              TOTALAXCESS.COM, INC.
                        (formerly, GROUP V CORPORATION.)
                      Consolidated Condensed Balance Sheet
                       As of December 31, 1999 (Unaudited)

                                                                  December 31,
                                                                         1999
                                                                   (Unaudited)
Current Assets:
      Cash and cash equivalents ..................................$   185,181
      Marketable securities ......................................     30,176
      Accounts receivable.........................................  5,122,172
      Advances....................................................     11,761
      Inventories.................................................     31,740
      Prepaid expenses ...........................................     99,045
          Total Current Assets ...................................  5,471,602
      Fixed assets:
       Furniture and equipment ...................................    176,055
       Less accumulated depreciation .............................    (72,156)
          Total fixed assets, net ................................    103,899
      Other assets ...............................................      7,200
TOTAL ASSETS......................................................$ 5,582,701

Current Liabilities:
      Current portion of capital lease obligations ...............$   698,091
      Notes Payable ..............................................         --
      Accounts payable............................................  8,070,277
      Due to affiliates ..........................................         --
      Deferred revenue............................................         --
      Accrued expenses and accrued interest.......................  1,286,216
            Total Current Liabilities ............................ 10,054,584
Long Term Liabilities:
Long term capital lease obligations...............................   (27,506)
Notes payable ....................................................  1,065,717
      Total Long Term Liabilities.................................  1,038,211
      Total Liabilities .......................................... 11,092,795
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - par value $.01; authorized 1,000,000 shares;
     14% cumulative convertible;issued and outstanding 170,000
     shares (aggregate liquidation of $170,000)..................       1,700
Preferred Stock Series B - par value $2.00; authorized,
     issued and outstanding 35,193 shares
     (aggregate liquidation of $300,000)..........................     70,386
Common stock - par value $.01; authorized 333,000,000 shares;
     145,488,800 shares issued and outstanding....................  1,454,888
Additional paid-in capital.........................................20,527,127
Stockholders' receivables..........................................        --
Unrealized loss on marketable securities...........................  (100,145)
Accumulated deficit...............................................(27,464,051)
       Total tockholders' Equity.................................. (5,510,095)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................$ 5,582,701

 See accompanying notes to these consolidated condensed financial statements.

                             TOTALAXCESS.COM, INC.
                        (formerly, GROUP V CORPORATION.)
                 Consolidated Condensed Statements of Operations
     For the Three Month Period Ended December 31, 1999 and 1998 (Unaudited)


                                        Three Months Ended
                                          December 31,
                                        1999          1998
                                    (Unaudited)   (Unaudited)

Revenues                             $3,249,818    $ 238,855

Costs and expenses:
Operating Costs                       3,672,418       88,543
General and administrative              488,672       370,062
Professional services                   113,076        28,574
Depreciation and amortizations            8,175        29,815
Interest expense, net                     4,002        24,000

  Total costs and expenses            4,286,343       540,994
Net (loss) from
     continuing operations           (1,036,525)     (302,139)

Net (loss)                           (1,036,525)     (302,139)

Net (loss) applicable to             (1,041,416)     (302,139)

Basic and diluted net (loss)
  per common share                   $     (.01)     $   (.01)

Weighted average common              141,250,044      49,889,880


 See accompanying notes to these consolidated condensed financial statements.


                               TOTALAXCESS.COM, INC.
                        (formerly, GROUP V CORPORATION.)
                 Consolidated Condensed Statements of Cash Flows
     For the Three Month Period Ended December 31, 1999 and 1998 (Unaudited)

                                                         Three Months Ended
                                                             December 31,
                                                         1999         1998
                                                      (Unaudited)  (Unaudited)
Operating activities:
Net Loss                                              $(1,123,725) $(316,551)
Adjustments to reconcile net
  Depreciation and amortization                       8,175           29,815
Increase (decrease) from changes
  Accounts receivable and                             (2,485,188)     84,684
  Inventories                                            (1,185)      (3,311)
  Prepaid expenses                                        8,473          (55)
  Other Assets                                               --       (7,461)
  Accounts payable, accrued                                          400,048
  Deferred revenue                                           --       (5,736)
   Due to Officer                                       (26,382)          --
  Due to affiliate                                           --           --
Net cash used in operating activities                (1,279,144)      27,035
Investing activities:
Net cash provided in investing activities               (53,437)     (52,969)
Financing activities:
Net cash provided from financing activities
Net (decrease) increase in cash                        (321,119)     (25,934)
Cash and cash equivalents, beginning of period          506,369       33,729
Cash and cash equivalents, end of period                185,181        7,795

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Non-cash investing and financing activities:
  Preferred Stock Series B converted to common        $            $

     See  accompanying   notes  to  these   consolidated   condensed   financial
statements.






                            TOTALAXCESS.COM, INC.
                       (formerly, GROUP V CORPORATION)
             Notes to Consolidated Condensed Financial Statements
                              December 31, 1999
                                 (Unaudited)


Note 1. General

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements for the quarter ended December 31, 1999, include the accounts of TotalAxcess.com, Inc., National Pools Corporation ("NPC"), Lottery Publications Corporation ("LPC"), Academy Network Services, Inc. ("ANS"), and Premier Plus, Inc. ("PPI").

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




FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 1999, marketable equity securities consist of 650,292 shares of common stock of NuOasis Resorts, Inc., a stockholder (Note 2). The Company has classified these equity securities as available-for-sale and, accordingly, they are presented in the accompanying consolidated balance sheet at their estimated fair market value based on quoted market prices as of June 30, 1999. Additionally, unrealized gains and losses on these securities are presented as a component of other comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss.

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

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." In conformity with the provisions of SFAS No. 123, the Company has determined that it will not change to the fair value method prescribed by SFAS No. 123 and will continue to follow Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions. There were no stock options granted to employees during each of the years ended June 30, 1999 and 1998 or during the quarter ended December 31, 1999.

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


NOTE 2. ACQUISITIONS

National Pools Corporation

     On June 13, 1996, NuOasis Resorts, Inc. (formerly, Nona Morelli's II, Inc.), ("Nona"), ("NuOasis Resorts"), granted an option (the "Option") to Joseph Monterosso, the current President of the Company, to acquire 250,000 Series B Preferred Shares of TotalAxcess.com, Inc. (the "Series B Shares") owned by NouOasis Resorts. The Option is exercisable at a price of $13.00 per share.

     On December 19, 1996, TotalAxcess.com, Inc. entered into Stock Purchase Agreements with each of the shareholders of National Pools Corporation ("NPC") pursuant to which TotalAxcess.com, Inc. agreed to issue a series of Secured Promissory Notes (the "Notes") in the aggregate principal amount of $1,200,000 and 1,000,000 shares of TotalAxcess.com, Inc.'s restricted common stock to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC. The Notes are convertible into a maximum of 241,900,000 shares of TotalAxcess.com, Inc. common stock. The conversion of the Notes is contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The terms of the conversion are, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted into 1,511,875 shares of restricted TotalAxcess.com, Inc. common stock. The Notes are non-recourse to TotalAxcess.com, Inc., secured by the assets of NPC, bear interest at 8% per annum, and are due and payable on May 31, 1999. As part of this acquisition, NuOasis Resorts and TotalAxcess.com, Inc. agreed to a debt assumption agreement whereby all TotalAxcess.com, Inc. debt in excess of $20,000 on December 24, 1996, except for amounts owed to certain affiliates, which have been converted into shares of TotalAxcess.com, Inc. common stock, was assumed by NuOasis Resorts. The NPC Stock Purchase Agreements closed on December 24, 1996.

     On June 13, 1997, Mr. Monterosso exercised the Option to purchase 128,041 Series B Shares, at $13.00 per share, by payment to NuOasis Resorts of approximately $1,665,000. The 128,041 Series B Shares acquired may be immediately converted into 9,987,198 shares of restricted TotalAxcess.com, Inc. common stock. Additionally, on June 13, 1997, TotalAxcess.com, Inc. sold its wholly owned subsidiary, CMA, Inc., to NuOasis Resorts for cash of $1,140,000, notes receivable from NPC aggregating $245,836 and a credit against the NuOasis Resorts intercompany account of $95,000.

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

     Closing on September 2, 1997, but effective June 30, 1997, Mr. Monterosso exercised the Amended Option to purchase 21,959 Series B Shares, at $72.20 per share, by payment to NuOasis Resorts of approximately $1,585,000. The 21,959 Series B Shares acquired may be immediately converted into 1,712,802 shares of restricted TotalAxcess.com, Inc. common stock. Concurrent with the exercise of the Amended Option, TotalAxcess.com, Inc. released NuOasis Resorts from liability, if any, arising from any events while NuOasis Resorts controlled TotalAxcess.com, Inc., in exchange for approximately $1,585,000 of marketable securities.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONSLIQUIDITY AND CAPITAL RESOURCES

     The Registrant has incurred net losses and negative cash flows from operating activities since its inception in 1987. The Registrant had cash and cash equivalents of approximately $215,357 and $80,167as of December 31, 1999 and 1998, respectively, and a working capital deficit of $(4,582,982) and $(2,533,645) as of December 31, 1999 and 1998, respectively. The Company's revenues increased from $238,855 to $3,249,818 between the quarters ended December 31, 1998 and June 30, 1999, respectively. This represents an increase of 1,261% in revenue. This increase occurred primarily as the result of on-going telecommunication services contracts secured by the Company in fiscal year 1999. Further, the Company increased its internal sales force and independent distributor network relative to fiscal year 1998.

     This Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999 (the "Form 10-QSB") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as "expects," "anticipates," "intends," "estimates," "believes" and words of similar import. These forward-looking statements relate to plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operation matters, the inclusion of forward-looking statements in this Form 10-QSB should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-QSB

     The Company expects to increase revenues and cash flow through the wholesale distribution and sale of pre-paid calling cards by expanding its in-house sales force and adding more independent distributors to its network. The Company's One Plus long distance service, which the Company is revamping to provide more competitive rates, and additional services will be included as a product for this sales force to market.

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


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED December 31, 1999 and 1998

     Total general and administrative expenses increased by $118,610 or 32% during the quarter ended December 31, 1999, compared to the same period last year, as the Company expanded its operations and staffing to support its continued growth.


PART II: OTHER INFORMATION

Item 1. Legal Proceedings

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


            TOTALAXCESS.COM, INC. (formerly, GROUP V CORPORATION.)

Date: January 28, 2000                              By:/s/ Joseph Monterosso
                                       Joseph Monterosso, President and Director

Date: January 28, 2000                        By:/s/ Russell F. McCann, Jr.
                                                Russell F. McCann, Jr., Director