Form 10QSB
period 2000-03-31
TOTALAXCESS COM INC
filed 2000-05-12
CIK 828956

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-QSB

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

For The Quarter Ended March 31,2000       Commission File No.0-18224
                 TotalAxcess.com,Inc. (formerly, Group V Corp.)
             (Exact name of registrant as specified in its charter)

          Delaware                                     95-4176781
(State or other jurisdiction             (I.R.S. Employer Identification Number)
 f incorporation or organization)

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

     Preferred Stock $.01 par value; 170,000 shares outstanding as of March 31, 2000
     Preferred Stock Series B $2.00 par value; 23,589 shares outstanding as of March 31, 2000

     Common Stock $.15 par value; 12,328,464 shares as of March 31, 2000.

                              TOTALAXCESS.COM, INC.
                        (formerly, GROUP V CORPORATION.)
                                      INDEX


                                                                            PAGE
                              PART I

Item 1. Financial Statements

        Consolidated Condensed Balance Sheet as of March 31, 2000
           (unaudited).........................................   1
        Consolidated Condensed Statements of Operations for the
           Three Months Ended
        March 31, 2000 and 1999  (unaudited)...................   2
        Consolidated Condensed Statements of Cash Flows for the
           Three Months Ended March 31, 2000 and 1999 (unaudited)
           3
        Notes to Consolidated Condensed Financial Statements...   4

Item 2. Management's Discussion and Analysis of Financial
        Condition and
        Results of Operations..................................   7

                              PART II

Item 1. Legal Proceedings......................................   8


Item 2. Changes in Securities..................................   9
Item 3. Defaults Upon Senior Securities........................   9


Item 4. Submission of Matters to a Vote of Security Holders....   9

Item 5. Other Information......................................   9

Item 6. Exhibits and Reports on Form 8-K.......................   9


Signatures.....................................................
        10

                              TOTALAXCESS.COM, INC.
                        (formerly, GROUP V CORPORATION.)
                      Consolidated Condensed Balance Sheet
                        As of March 31, 2000 (Unaudited)

                                                        March 31,
                                                            2000
                                                         (Unaudited)
Current Assets:
      Cash and cash equivalents ................................$  326,374
      Marketable securities ....................................    30,176
      Accounts receivable.......................................10,074,459
      Advances..................................................    (6,558)
      Inventories...............................................    29,853
      Prepaid expenses .........................................   165,605
            Total Current Assets ...............................10,619,909
Fixed assets:
 Furniture and equipment ........................................  341,563
      Less accumulated depreciation .....................          (80,331)
 Total fixed assets, net ......................................... 261,232
Other assets ....................................................    7,200
TOTAL ASSETS...................................................$10,888,341

Current Liabilities:
      Current portion of capital lease obligations ..............$ 698,091
      Notes Payable .............................................       --
      Accounts payable..........................................12,638,761
      Due to affiliates .........................................       --
      Deferred revenue...........................................       --
      Accrued expenses and accrued interest......................1,348,716
 Total Current Liabilities .....................................14,685,568
Long Term Liabilities:
Long term capital lease obligations............................... (32,387)
Notes payable ...................................................1,065,717
 Total Long Term Liabilities.....................................1,033,330
      Total Liabilities ........................................15,718,898
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - par value $.01; authorized 1,000,000 shares;
   14% cumulative convertible; issued and outstanding
   170,000 shares (aggregate liquidation of $170,000)............    1,700
Preferred Stock Series B - par value $2.00;  authorized,  issued and outstanding
   35,193 shares(aggregate liquidation of $300,000) 70,386
Common stock - par value $.15; authorized 22,200,000 shares;
   12,328,464shares issued and outstanding.......................1,762,786
Additional paid-in capital......................................21,268,735
Stockholders' receivables.......................................        --
Unrealized loss on marketable securities..........................(100,145)
Accumulated deficit............................................(27,834,019)
 Total Stockholders' Equity..................................   (4,830,557)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................$10,888,341
        See accompanying notes to these consolidated condensed financial statements.

                              TOTALAXCESS.COM, INC.
                        (formerly, GROUP V CORPORATION.)
                 Consolidated Condensed Statements of Operations
             For the Three Month Period Ended March31, 2000 and 1999
                                   (Unaudited)



                                                   Three Months Ended
                                                             March 31,
                                                   2000                    1999
                                                  (Unaudited)        (Unaudited)

Revenues                                          $5,293,486         $191,875

Costs and expenses:
Operating costs                                    5,141,978           185,090
General and administrative                           418,411           369,684
Professional services                                111,832            81,037
Depreciation and amortization                          8,175            29,815
Interest expense, net                                      0                 0
                                                  ----------         ---------
  Total costs and expenses                         5,680,396           665,626
                                                  ----------         ---------
Net (loss) from continuing operations               (386,910)         (473,751)
                                                  ----------         ---------
 Net (loss)                                        (386,910)         (473,751)
                                                  ==========         =========

Net (loss) applicable common stock                 (386,910)         (473,751)
                                                  ==========         =========
Basic and diluted net (loss)
per common share                                       (.04)             (.01)
                                                  ==========         =========
Weighted average common
shares outstanding                               10,501,195        94,191,215
                                                 ==========         =========



                              TOTALAXCESS.COM, INC.
                        (formerly, GROUP V CORPORATION.)
                 Consolidated Condensed Statements of Cash Flows
            For the Three Month Period Ended March 31, 2000 and 1999
                                   (Unaudited)


                                                       Three Months Ended
                                                             March 31,
                                                       2000             1999
                                                      (Unaudited)    (Unaudited)
Operating activities:
Net Loss                                               $(386,910)     $(290,735)
Adjustments to reconcile net loss to
      net cash used in operating activities:
  Depreciation and amortization                            8,175         29,815
Increase (decrease) from changes in:
  Marketable Securities                                       --             --
  Accounts receivable and advances                    (4,952,287)       (29,512)
  Inventories                                              1,887             --
  Prepaid expenses                                       (74,663)         5,533
  Other Assets                                            18,319             --
  Accounts payable, accrued
     expenses and interest                             4,630,984       (425,099)
  Deferred revenue                                            --             --
  Due to Officer                                              --             --
  Due to affiliate                                            --             --

Net cash used in operating                              (754,495)      (709,998)

Investing activities:
Proceeds from sale of securities                              --      1,003,119
Purchase of equipment                                   (170,389)       (58,214)

Net cash provided in investing activities               (170,389)       944,905

Financing activities:
Net cash provided from issuance of stock               1,049,506             --
Payments from stockholder's receivables                        --            --
Net cash provided from
      financing activities                             1,049,506             --

Net (decrease) increase in cash                          124,622        234,907

cash and cash equivalents, beginning of period           185,181          7,795

Cash and cash equivalents, end of period                 309,803        242,701

Supplemental  Disclosure  of Cash Flow  Information  Cash paid during the period for:
     Income taxes                                      $      --        $    --
     Interest                                          $      --        $    --

Non-cash investing and financing activities:
  Preferred Stock Series B converted to
     converted to common stock                         $      --        $    --
  Purchase of equipment via assumption
     of capital leases                                 $      --        $    --
  Purchase of NPC for Notes payable                    $      --        $    --
  Purchase of NPC for Accrued liability                $      --        $    --

  See accompanying notes to these consolidated condensed financial statements.



                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2000
                                   (Unaudited)

Note 1. General

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements for the quarter ended March 31, 2000, include the accounts of TotalAxcess.com, Inc., National Pools Corporation ("NPC"), Lottery Publications Corporation ("LPC"), Academy Network Services, Inc. ("ANS"), and Premier Plus, Inc. ("PPI"). As used herein, the above is collectively referred to as the "Company," unless the context indicates otherwise. All intercompany accounts and transactions have been eliminated in consolidation.
MANAGEMENT ESTIMATES

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




FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of March 31, 2000, marketable equity securities consist of 650,292 shares of common stock of NuOasis Resorts, Inc., a stockholder (Note 2). The Company has classified these equity securities as available-for-sale and, accordingly, they are presented in the accompanying consolidated balance sheet at their estimated fair market value based on quoted market prices as of June 30, 1999. Additionally, unrealized gains and losses on these securities are presented as a component of other comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss.

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

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." In conformity with the provisions of SFAS No. 123, the Company has determined that it will not change to the fair value method prescribed by SFAS No. 123 and will continue to follow Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions. There were no stock options granted to employees during each of the years ended June 30, 1999 and 1998 or during the quarter ended March 31, 2000.

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

     On December 19, 1996, TotalAxcess.com, Inc. entered into Stock Purchase Agreements with each of the shareholders of National Pools Corporation ("NPC ") pursuant to which TotalAxcess.com, Inc. agreed to issue a series of Secured Promissory Notes (the "Notes") in the aggregate principal amount of $1,200,000 and 1,000,000 shares of TotalAxcess.com, Inc.'s restricted common stock to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC. The Notes are convertible into a maximum of 241,900,000 shares of TotalAxcess.com, Inc. common stock. The conversion of the Notes is contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The terms of the conversion are, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted into 1,511,875 shares of restricted TotalAxcess.com, Inc. common stock. The Notes are non-recourse to TotalAxcess.com, Inc., secured by the assets of NPC, bear interest at 8% per annum, and are due and payable on May 31, 1999. As part of this acquisition, NuOasis Resorts and TotalAxcess.com, Inc. agreed to a debt assumption agreement whereby all TotalAxcess.com, Inc. debt in excess of $20,000 on December 24, 1996, except for amounts owed to certain affiliates, which have been converted into shares of TotalAxcess.com, Inc. common stock, was assumed by NuOasis Resorts. The NPC Stock Purchase Agreements closed on December 24, 1996.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONSLIQUIDITY AND CAPITAL
       RESOURCES
     The Registrant has incurred net losses and negative cash flows from operating activities since its inception in 1987. The Registrant had cash and cash equivalents of approximately $356,550 and $242,701 as of March 31, 2000 and 1998, respectively, and a working capital deficit of $(4,066,030) and $(1,849,659) as of March 31, 2000 and 1998, respectively. The Company's revenues increased from $191,875 to $5,293,486 between the quarters ended March 31, 1999 and 2000, respectively. This represents an increase of 2,659% in revenue. This increase occurred primarily as the result of on-going and new telecommunication services contracts secured by the Company in fiscal 1999 and 2000. Further, the Company increased its internal sales force and independent distributor network relative to fiscal year 1998.

     This Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000 (the "Form 10-QSB") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as "expects," "anticipates," "intends," "estimates," "believes" and words of similar import. These forward-looking statements relate to plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operation matters, the inclusion of forward-looking statements in this Form 10-QSB should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-QSB

     The Company expects to increase revenues and cash flow through the wholesale distribution and sale of pre-paid calling cards by expanding its in-house sales force and adding more independent distributors to its network. The Company's One Plus long distance service, which the Company is revamping to provide more competitive rates, and additional services will be included as a product for this sales force to market.

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


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED March  31, 2000 and 1999

     Total general and administrative expenses increased by $49,517 or 13% during the quarter ended March 31, 2000, compared to the same period last fiscal year, as the Company expanded its operations and staffing to support its continuing growth. Professional services increased by $30,795 or 38% during the quarter ended March 31, 2000, compared to the same period last fiscal year, as the Company felt it necessary to retain the services of telecommunication business and engineering consultants. Investor Relations expense increased between March 31, 1999 and 2000 from $3,245 to $113,356, respectively. This 3,339% increase can be directly attributed to the cost for preparing, filing, printing, mailing, processing and holding the annual shareholder's meeting.


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

     On June 26, 1997, the Company filed a lawsuit (TotalAxcess.com, Inc. v. Network Long Distance, Inc.) filed in the District Court, City and County of Denver, Case No. 97 CV 4131, Division 7. The complaint was filed against Network Long Distance, Inc. and their transfer agent to compel them to release shares of Network Long Distance, Inc.'s common stock (the "Shares") that was received by the Company in connection with a release of liability granted to NuOasis Resorts, Inc. Once the Shares were properly transferred to the Company, the Company dismissed its claims as moot. However, Network Long Distance, Inc. (currently known as Eclipse Communications, Inc. or "Eclipse") continues to pursue the Shares through its counterclaims. Eclipse is claiming that it owns some or all of the Shares and is seeking damages and an injunction prohibiting the transfer of the Shares. In response to Eclipse's allegations, management has indicated that it will vigorously contest the litigation, as it believes the case to be groundless and without merit. In April 200 the Company received a summary judgment from the court on its motion to dismiss this litigation. Subsequently, Eclipse filed an appeal within 20 day.

     Although there is no pending litigation at the present time, M.H. Meyerson & Co. ("Meyerson") claims that it is entitled to 717,898 warrants to purchase common stock of the Company pursuant to a December 12, 1997 Investment Banking Agreement. The Company contends that Meyerson is not entitled to the warrants because it failed to fulfill its obligations under the Investment Banking
Agreement. In May 2000 the Company and Meyerson reached a settlement in this matter.
     The Company is from time to time, involved in various lawsuits generally incidental to its business operations, consisting primarily of collection actions and vendor disputes. The Company does not believe that such claims and lawsuits, either individually or in the aggregate, will have an adverse effect on its operations or financial condition.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to A Vote of Security Holders

      On January 28, 2000 the Company held it's Annual Meeting of Shareholders for the following purposes:

1. To elect two directors, each to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualified;

2. To approve and amendment to the Company's Certificate of Incorporation to amend the voting rights granted to Stockholders of Series B Convertible Preferred Stock to be consistent with the proposed share consolidation;

3. To approve an amendment to the Company's Certificate of Incorporation to adopt a one-for-fifteen share consolidation of the outstanding Common Stock and decrease the authorized number of shares of Commons Stock from 333,000,000 to 22,200,000; and

4.         To adopt the TotalAxcess.com, Inc. 2000 Stock Option
                Plan; and

5. To transact such other business as may properly come before the meeting or any adjournments thereof.

      The slate of nominees elected for director consisted of the following individuals:

                Joseph Monterosso, age 53
                Russell F. McCann, age 44

           Mr. Monterosso received 111,427,291 votes "for" his election to director; the number of votes cast "against" was 1,376,860; and the total number of "abstentions" was 4,206,543.

            Mr. McCann received 112,948,874 votes "for" his election to director; the number of votes cast "against" was 4,040,573; and the total number of "abstentions" was 21,247.

           The total number of votes cast was 117,010,694. This represents 72.60% of the outstanding number of shares, which were 161,171,448 at the time of the meeting

      The second proposal to be acted upon pertained to the following:

           Although the Certificate of Determination for Series B Convertible Preferred Stock provides for the adjustment of the conversion ration to Common Stock in the event of a stock split or reverse stock split, it inadvertently did not provide for the adjustment of the righting rights. The Company currently has 1,200 shares of Series B Convertible Preferred Stock issued and outstanding. Under the terms of the Series B Convertible Preferred Stock, the holders of Series B Convertible Preferred stock shall have seventy-eight (78) votes per share. Therefore, in the event of a one-for-fifteen share consolidation as proposed in Proposal Three, the holders of Series B Convertible Preferred Stock will still be entitled to seventy-eight
           (78) votes per share after the effective date of a one-for-fifteen share consolidation. That was not the intent of the Company or the holders of Series B Preferred Stock.

           The Company believes that adoption of Proposal Two, which will amend the voting rights of the Series B Convertible Preferred Stock will maintain the rights, preference, privileges, and rights as originally intended by the Company and the holders of Series B Convertible Preferred Stock. After discussions, the holders of the majority of the outstanding shares of Series B Convertible Preferred Stock have consented to the amendment and intend to vote for the amendment to the Company's Certificate of Incorporation to amend the voting rights granted to the Series B Convertible Preferred Stock.

      The total number of votes cast "for" the proposal was 111,847,663; the number of votes cast "against" was 4,841,763; and the total number of "abstentions" was 321,268. The total number of votes cast was 117,010,694. This represents 72.60% of the outstanding number of shares, which were 161,171,448 at the time of the meeting.


      The third proposal to be acted upon pertained to the following:

           The Board of the Company adopted a resolution approving and recommending to the holders of Common Stock, Series B Convertible Preferred Stock, and 14% Preferred Stock that they approve an amendment to the Company's Certificate of Amendment to one-for-fifteen share and consolidation of outstanding Common Stock and to decrease the authorized number of shares of Common Stock from 333,000,000 to 22,200,000, all of which shall be considered as one proposal to be submitted to a vote of holders of Common Stock, Series B Convertible Preferred Stock, and 14% Preferred Stock. The vote will be taken "FOR" or "AGAINST" this Proposal Three so that all two elements are considered in one vote. Proposal Three was adopted by the Board of Directors and is subject to approval by a majority of votes cast by the holders of the Common Stock, Series B Convertible Preferred Stock, and 14% Preferred Stock, voting as a class, as determined on the record date, represented in person or by proxy constitute a quorum for the Meeting.

           If approved by the stockholders and implemented by the Board of Directors, other than (i) decreasing the authorized number of shares of Common Stock from 333,000,000 to 22,200,000,(ii) adjusting the par value of the Common Stock from $.01 to $.15, and (iii) adjusting the total number of shares of Common Stock issued prior to the adoption of the one-for-fifteen share consolidation will result in no other material changes to ownership of the stock. Each stockholder will hold the same percentage of Common Stock, Series B Convertible Preferred Stock, and 14% Preferred Stock outstanding immediately following the one-for-fifteen share consolidation as each stockholder did immediately prior to the one-for-fifteen share consolidation, except that the consolidation may result in an immaterial adjustment due to the purchase of any fractional shares of Common Stock that result from the consolidation.

           If Proposal Three is approved by the stockholders of the Company, the amendment will be filed unless the Board of Directors of the Company determines that filing such amendment would not be in the best interest of the Company and its stockholders. If the Board of Directors makes such determination, it may elect not to file or elect to delay the filing of the amendment to implement Proposal Three. The actual timing of such filing (and whether such filing is made) will be determined by the Board of Directors based upon their evaluation as to when such action will be most advantageous to the Company and its stockholders. In addition, the Board of Directors may make any and all changes to the one-for-fifteen share consolidation amendment that it deems necessary to give effect to the intent and purpose of the one-for-fifteen share consolidation.

           The following table illustrates the principal effects of the proposed one-for-fifteen share consolidation on the authorized number of shares:

Number of Shares of
Common Stock              Prior to Proposal Three       After Proposal Three

Authorized:                        333,000,000                   22,200,000
Outstanding:                       159,161,506                   10,610,767(1)
Available for Future Issuance:     173,838,494                   11,589,233(1)


Number of Shares of
Preferred Stock              Prior to Proposal Three       After Proposal Three

Authorized:                          1,000,000                   1,000,000
Outstanding Series B                    23,589                      23,589
Outstanding 14% Preferred              170,000                     170,000


(1)   Subject to minor adjustment due to rounding of fractional shares.



      The total number of votes cast "for" the proposal was 106,101,453; the number of votes cast "against" was 10,606,963; and the total number of "abstentions" was 68,642. The total number of votes cast was 117,010,694. This represents 72.60% of the outstanding number of shares, which were 161,171,448 at the time of the meeting.

      The fourth proposal to be acted upon pertained to the following:

           Effective January 31, 2000, and subject to stockholder approval, the Board of Directors approved adoption of the Company's 2000 Stock Option Plan (the "2000 Plan") to serve as a vehicle to attract and retain the services of employees, officers, directors, and consultants. The 2000 Plan is a "dual plan" which provides for the grant of both Incentive Stock Options and Non-qualified Stock Options.

           The 2000 Plan covers 30,000,000 (pre-one-for-fifteen share consolidation as discussed in Proposal Three) shares of the Company's Common Stock, which shares will be reserved upon confirmation of the 2000 Plan. If Proposals Three and Four are approved, the 30,000,000 shares of Common Stock reserved for the 2000 Plan shall be adjusted to 2,000,000 shares of Common Stock following the proposed one-for -fifteen share consolidation.

      The total number of votes cast "for" the proposal was 107,060161; the number of votes cast "against" was 9,708,618; and the total number of "abstentions" was 241,915. The total number of votes cast was 117,010,694. This represents 72.60% of the outstanding number of shares, which were 161,171,448 at the time of the meeting.

      There  was  no  other   business   conducted  at  the  Annual  Meeting  of
Shareholders.



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


      TOTALAXCESS.COM, INC. (formerly, GROUP V CORPORATION.)

Date:May 11, 2000                        By:/s/ Joseph Monterosso
                                       Joseph Monterosso, President and Director

Date:May 11, 2000                        By:/s/ Russell F. McCann, Jr.
                                            --------------------------
                                                Russell F. McCann, Jr., Director