Form 10QSB/A
period 1999-09-30
TOTALAXCESS COM INC
filed 2000-10-24
CIK 828956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For The Quarter Ended September 30, 1999             Commission File No.0-18224

                TotalAxcess.com, Inc. (formerly, Group V Corp.)
             (Exact name of registrant as specified in its charter)


               Delaware                                95-4176781
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

     201 Clay Street, Oakland, California                             94103
   (Address of principal executive offices)                         (Zip Code)

                                 (510) 286-8700
              (Registrant's telephone number, including area code)

          N/A                                                  N/A
(Former Address, if changed                            (Former Zip Code,
       since last report)                                   since last report)

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

        Preferred Stock $.01 par value; 170,000 shares outstanding as of
                               September 30, 1999

    Preferred Stock Series B $2.00 par value; 35,193 shares outstanding as of
                               September 30, 1999

     Common Stock $.01 par value; 8,532,075 shares as of September 30, 1999


                             TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)
                                      INDEX


                                                                          PAGE
                                     PART I

Item 1. Financial Statements

         Consolidated Condensed Balance Sheet as of September 30,1999
            (unaudited)...................................................   1
         Consolidated Condensed Statements of Operations for the Three Months
            Ended
           September 30, 1999 and 1998 (unaudited)........................   2
         Consolidated Condensed Statements of Cash Flows for the
           Three Months Ended September 30, 1999 and 1998 (unaudited).....   3
         Notes to Consolidated Condensed Financial Statements.............   4

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   8

                                     PART II

Item 1. Legal Proceedings.................................................   9

Item 2. Changes in Securities.............................................  10

Item 3. Defaults Upon Senior Securities...................................  10

Item 4. Submission of Matters to a Vote of Security Holders...............  10

Item 5. Other Information.................................................  10

Item 6. Exhibits and Reports on Form 8-K..................................  10

Signatures................................................................  11



                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                      Consolidated Condensed Balance Sheet
                      As of September 30, 1999 (Unaudited)

                                                                 September 30,
                                                                      1999
                                                               (Restated-Note 2)
Current Assets:
      Cash and cash equivalents ..................................$   565,203
      Marketable securities ......................................     30,176
      Accounts receivable.........................................  2,996,764
      Inventories.................................................     30,453
      Prepaid expenses ...........................................    119,622
             Total Current Assets ................................  3,742,218

Fixed assets:
      Furniture and equipment ...................................    154,684
      Less accumulated depreciation .............................    (63,981)
            Total Fixed Assets, net ..............................    90,703
Other assets ....................................................      7,200
TOTAL ASSETS......................................................$ 3,840,121

Current Liabilities:
      Current portion of capital lease obligations ...............$   733,091
      Accounts payable............................................  5,474,549
      Notes payable...............................................  1,065,717
      Accrued expenses............................................  1,938,390
            Total Current Liabilities ............................  9,211,747

Long Term Liabilities:
      Long term capital lease obligations.........................      4,560
      Total Long Term Liabilities.................................      4,560
            Total Liabilities ....................................  9,216,307

Commitments and Contingencies

Stockholders' Equity (Deficit):
     Preferred stock - par value $.01; authorized
      1,000,000 shares; 14% cumulative convertible; issued
      and outstanding 170,000 shares
      (aggregate liquidation of $170,000).........................      1,700
     Preferred Stock Series B - par value $2.00;
      authorized, issued and outstanding 35,193 shares
      (aggregate liquidation of $300,000).........................     70,386
     Common stock - par value $.15; authorized 22,200,000 shares;
      8,532,075 shares issued and outstanding.....................  1,301,611
     Additional paid-in capital................................... 20,091,796
     Accumulated other comprehensive loss..........................  (100,145)
     Accumulated deficit..........................................(26,741,534)
       Total Stockholders' Equity (Deficit)...................   (  5,376,186)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)..............$ 3,840,121

  See accompanying notes to these consolidated condensed financial statements.

                             TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                 Consolidated Condensed Statements of Operations
    For the Three Month Period Ended September 30, 1999 and 1998 (Unaudited)

                                                 Three Months Ended
                                                     December 31
                                                 1999        1998
                                               (Restated-
                                                Note 2)

Revenues                                       $3,746,394  $ 272,576

Costs and expenses:
Operating costs                                5,607,336     287,025
General and administrative                       588,886     675,060
Professional services                             52,319     132,743
Depreciation and amortization                      8,175      29,815
Interest expense, net                                  -      24,000
Stock based compensation                         327,120           -

Total costs and expenses                      $6,583,836  $1,148,643

Net (loss)                                   $(2,837,442) $ (876,067)
Net (loss) applicable to
common stock                                 $(2,843,392) $ (882,017)
Basic and diluted net (loss)
per common share                             $     (0.34) $    (0.26)
Weighted average common
shares outstanding                              8,359,350  3,325,992



  See accompanying notes to these consolidated condensed financial statements.

                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                 Consolidated Condensed Statements of Cash Flows
    For the Three Month Period Ended September 30, 1999 and 1998 (Unaudited)


                                                         Three Months Ended
                                                            September 30,
                                                           1999         1998
                                                        (Restated-
                                                          Note 2)

Operating activities:
Net loss                                                $(2,837,442)  $(876,067)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation                                  327,120             -
Depreciation and amortization                               8,175        29,815
Increase (decrease) from changes in:
Marketable securities                                     (39,301)       73,435
Accounts receivable                                     (2,448,216)     127,194
Inventories                                               (30,453)       (2,961)
Prepaid expenses                                          (57,828)       (9,565)
Other assets                                                    -        (7,461)
Accounts payable and accrued expenses                   4,574,376       336,083
Deferred revenue                                                -        40,305
Net cash used by operating activities                    (503,569)     (289,222)
Investing activities:
Purchase of equipment                                     (14,179)      (51,974)
Net cash used by investing activities                     (14,179)      (51,974)
Financing activities:
Proceeds from issuance of stock                           510,000             -
Net cash provided by financing activities                 510,000             -

Net (decrease) in cash                                     (7,748)     (341,196)
Cash and cash equivalents, beginning of period            572,951        62,408

Cash and cash equivalents, end of period                $ 565,203   $  (278,788)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes                                            $       -   $         -
Interest                                                $       -   $         -




        See accompanying notes to these consolidated condensed financial

                            TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

NOTE 1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

TotalAxcess.com, Inc. (formerly, Group V Corporation) (the "Company") was originally incorporated in the State of Delaware in 1987 as NuOasis Gaming, Inc. During the fiscal year ended June 30, 1997, and through May 1999, the Company's name was Group V Corporation. During the year ended June 30, 1998, the Company entered the one-plus long distance and pre-paid telecommunications industry as its main focus of operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TotalAxcess.com, Inc., National Pools Corporation ("NPC"), Lottery Publications Corporation, Academy Network Services, Inc., and Premier Plus, Inc., and Signature Communications Network, Inc.

As used  herein,  the  above is  collectively  referred  to as the  "Company,"
unless  the  context  indicates  otherwise.   All  intercompany  accounts  and
transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months ended September 30, 1999. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1999 as filed with the U.S. Securities and Exchange Commission.

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

NOTE 1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company's telecommunication services provide personal identification numbers ("PIN") numbers for its customers, who are primarily distributors of pre-paid phone cards. The PIN numbers are pre-numbered code combinations that are imprinted on these cards by the customers/distributors. This allows for the proper routing and time recording of minutes used on the calling cards. The Company contracts with a provider of switching equipment that processes the phone card calls when the end consumer ultimately uses them or utilizes its own switching equipment in a similar manner. When cards are ready for distribution to end consumers, customers/distributors authorize the Company to activate a specific sequence of PIN's. The Company then notifies its switching equipment contractor or switch room personnel to activate the related PIN's.

The Company recognizes revenue when the risks and rewards of the activated PIN's are transferred to the customer, and when no right of return exists. Typically, this occurs upon the first use of the related pre-paid card. However, it may occur earlier when the Company has a contractual right to bill the customer within sixty days after PIN activation regardless of when the related card is used.

Cash Equivalents

Cash equivalents are highly liquid investments with maturities of three months or less when acquired.

Fair Value of Marketable Securities

As of September 30, 1999, marketable equity securities consist of 650,292 shares of common stock of NuOasis Resorts, Inc., a stockholder. The Company has classified these equity securities as available-for-sale and, accordingly, they are presented in the accompanying consolidated balance sheet at their estimated fair market value based on quoted market prices as of September 30, 1999. Additionally, unrealized gains and losses on these securities are presented as a component of other comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss.

Equipment

Equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which are five to ten years. Maintenance and repairs are charged to operations as incurred.

Income Taxes

The Company uses the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the yea's taxable income for federal and state income tax reporting purposes.

NOTE 1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reverse Stock Split

In February 2000, the Company effected a 1-for-15 reverse split of its common stock. Accordingly, the authorized number of shares was reduced from 333,000,000 to 22,200,000. Related common stock share and per share amounts have been retroactively adjusted in the accompanying consolidated financial statements for this reverse stock split.

Accounting For Employee Stock Options

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." In conformity with the provisions of SFAS No. 123, the Company has determined that it will not change to the fair value method prescribed by SFAS No. 123 and will continue to follow Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions. There were no stock options granted to employees during the year ended June 30, 1999, and during the three months ended September 30, 1999.

Issuance of Stock for Services

Shares of the Company's common stock issued for services are recorded in accordance with SFAS No. 123 at the fair market value of the stock issued or the fair market value of the services provided whichever value is more reliably measurable.

Loss Per Common Share

Loss per common share is computed based on the net loss for each period, as adjusted for dividends required on preferred stock ($23,800 per annum) and the weighted average number of common shares outstanding. Common stock equivalents were not considered in the loss per share calculations, as the effect would have been anti-dilutive.

NOTE 2.  RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED

During the course of the audit of the financial statements for the year ended June 30, 2000, there were several transactions identified which required adjustment to the consolidated financial statements. Certain of these adjustments had a significant impact on previously reported quarterly financial statements. Accordingly, the Company's quarterly consolidated financial statements have been restated. The significant impact of such adjustments on the Company's consolidated financial statements as of
September 30, 1999, and for the three months then ended are summarized as follows:

      Increase in stock based compensation            $   327,120
      Increase in general and administrative expenses      73,067
      Increase in accounts receivable                     359,780
      Increase in accrued expenses                        373,695
      Increase in common stock and APIC                   422,783


NOTE 3.  SIGNIFICANT QUARTERLY TRANSACTIONS

Stock Transactions with Blackstone Calling Cards, Inc.

In September 1999, the Company sold 140,000 shares of restricted common stock to Blackstone Calling Cards, Inc. ("Blackstone"), a significant customer, for cash proceeds aggregating $510,000. Because the estimated fair market value of the restricted common stock sold to Blackstone exceeded the cash purchase price paid by Blackstone by the aggregate amount of $327,120, the Company recognized a corresponding stock compensation charge during the quarter ended September 30, 1999.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Registrant incurred net losses and negative cash flows from operating activities since its inception in 1987. The Registrant had cash and cash equivalents of $565,203 as of September 30, 1999, and a working capital deficit of $(5,469,529) as of September 30, 1999.

This Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 (the "Form 10-QSB") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as "expects," "anticipates," "intends," "estimates," "believes" and words of similar import. These forward-looking statements relate to plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operation matters, the inclusion of forward-looking statements in this Form 10-QSB should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-QSB.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 1999 (restated-note 2)
and 1998

The Company's revenues increased from $272,576 to $3,746,394 during the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This increase resulted primarily from additional contracts secured by the Company during the current quarter, and is also the result of the timing of when activated PIN's were actually used by end customers. Quarterly operating costs also increased dramatically for the same reasons.

Total general and administrative expenses decreased by $86,174, or 13% during the quarter ended September 30, 1999, compared to the same period last fiscal year, as the Company centralized and streamlined certain administrative functions. Professional services decreased by $80,424 during the September 30, 1999 quarter, compared to the same period last fiscal year, as the Company achieved the settlement of certain litigious matters. The Company also recognized stock compensation charges of $327,120 during the quarter ended September 30, 1999, as the Company sold 140,000 shares of its restricted common stock to Blackstone Calling Cards, Inc., a customer, for an aggregates amount that was less than the estimated fair market value of the related restricted common stock.


PART II: OTHER INFORMATION

Item 1. Legal Proceedings

      On August 28, 1998, the Company was named in a lawsuit (San Francisco Superior Court Case No. 997548) filed by Worldcom Network Services, Inc. ("Worldcom") to recover the sum of $2,208,362 allegedly due and owing as a result of a debt that the Company allegedly guaranteed on behalf of UNSI. Although the Company denies liability on the guarantee, the Company reached a settlement with Worldcom in which the Company transferred 2,666,667 shares of its restricted common stock to Worldcom. In exchange, Worldcom agreed to release the Company from any and all liability, known and unknown up to the date of the related settlement agreement, which was November 3, 1999.

      On October 2, 1998, Pickett Communications, Inc. ("Pickett") filed a complaint (San Francisco Superior Court Case No. 998281) for monetary damages and challenged the Company's rights to use the HitLoTTo logo. In July 1999, a settlement agreement was executed that requires the Company to release 218,036 shares of its restricted common stock to Pickett. This stock had previously been issued to Pickett pursuant to a contract dated October 14, 1997 in which the Company agreed to pay Pickett for services it provided to NPC. The Company previously refused to release the common stock, as NPC disputed certain charges, which it believed were unauthorized.

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

      On August 30, 1999, the California Labor Commissioner awarded Joseph Arton $34,426 in wages, interest and penalties based on claims that this individual was an employee of the Company. As a result of the Company's appeal filed on September 20, 1999, Joseph Arton filed a related complaint (San Francisco Superior Court Case No. 306593). The Company contends that Joseph Arton was not an employee of the Company, but was an independent contractor. In December 1999, the Company settled this matter and issued 10,000 shares of its restricted stock.

      On November 10, 1998, the Company filed legal action (TotalAxcess,  Inc.
v. NuOasis Resorts, Inc; Nona Morelli's II, Inc.; NuOasis International, Inc.; Fred Luke, Jr.; Rocci Howe; Steven H. Dong; John D. Desbrow; Archer & Weed; Richard Weed) in San Francisco Superior Court, Case No. 999131. The suit alleges fraud and misrepresentation in the sale of securities, which were not qualified for sale and professional malpractice against legal counsel representing the Defendants in this transaction. On July 26, 1999, NuOasis Resorts, Inc. and Nona Morelli's II, Inc. filed a cross complaint against the Company alleging claims for breach of contract, fraud, material misrepresentation in the purchase of securities and libel, and seeks rescission of certain contracts and the imposition of a constructive trust over certain securities. Also on July 26, 1999, Rocci Howe, Fred Luke, Jr. and Steven Dong filed cross complaints against the Company alleging claims for breach of contract, indemnity and libel. All counsel have stipulated to a change in venue from San Francisco to Orange County Superior Court, and the San Francisco Court has transferred the file to the Orange County Court. The Court ordered that all claims the Company has against Richard Weed are to be arbitrated and that this arbitration will not take place until after the trial. Management plans to vigorously pursue its complaint and defend each cross complaint, which it believes lack substantial merit. The trial date is presently scheduled for March 2001.



PART II: OTHER INFORMATION (CONTINUED)

      On January 6, 1999, the Company filed a lawsuit  (TotalAxcess.com,  Inc.
v. Dennis Houston, Orange County Superior Court Case No. 809248). This complaint alleges breach of fiduciary duty by Mr. Houston as one of the Company's directors for failing to disclose material facts in the Ark-Tel Asset Purchase Agreement which have resulted in the Company's being sued by Worldcom Network Services, Inc. (see above). On June 29, 1999, Mr. Houston filed a cross complaint alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, misrepresentation, fraud and embezzlement. The Company is vigorously pursuing the matter against Mr. Houston and plans to vigorously defend the cross complaint. The action is to be tried in October 2000.

      On June 26, 1997, the Company filed a lawsuit (TotalAxcess.com, Inc. v. Network Long Distance, Inc.) filed in the District Court, City and County of Denver, Case No. 97 CV 4131, Division 7. The complaint was filed against
Network Long Distance, Inc. and their transfer agent to compel them to release shares of Network Long Distance, Inc.'s common stock (the "Shares") that was received by the Company in connection with a release of liability granted to NuOasis Resorts, Inc. Once the Shares were properly transferred to the Company, the Company dismissed its claims as moot. However, Network Long Distance, Inc. (currently known as Eclipse Communications, Inc. or "Eclipse") continues to pursue the Shares through its counterclaims. Eclipse is claiming that it owns some or all of the Shares and is seeking damages and an injunction prohibiting the transfer of the Shares. In response to Eclipse's allegations, management has indicated that it will vigorously contest the litigation, as it believes the case to be groundless and without merit. Should Eclipse prevail in this matter, it may be in a position to recover a significant portion of the stock at issue, or the value thereof, plus 8% interest per annum from 1997 through trial. Although the Company has been awarded a summary judgment, Eclipse has filed a notice of appeal.

      M.H. Meyerson & Co. ("Meyerson") claims that it is entitled to 717,898 warrants to purchase common stock of the Company pursuant to a December 12, 1997 Investment Banking Agreement. The Company contends that Meyerson is not entitled to the warrants because it failed to fulfill its obligations under the Investment Banking Agreement. The Company settled this matter in September 2000 and issued 20,000 shares of its restated common stock.

      From time to time, the Company is involved in various lawsuits generally incidental to its business operations, primarily consisting of collection actions and vendor disputes. The Company does not believe that such claims and lawsuits, either individually or in the aggregate, will have an adverse effect on its operations or financial condition.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to A Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

      EXHIBIT NO.       DESCRIPTION
            27          Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


TOTALAXCSS.COM, INC. (formerly, GROUP V CORPORATION)

Date: October 23, 2000                   By:/s/ Joseph Monterosso
                                            Joseph Monterosso,
                                            Chief Executive Officer & Director

Date: October 23, 2000                   By:/s/ Russell F. McCann, Jr.
                                            Russell F. McCann, Jr., Director