Form 10QSB/A
period 1999-12-31
TOTALAXCESS COM INC
filed 2000-10-24
CIK 828956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For The Quarter Ended December 31, 1999               Commission File No.0-18224

                TotalAxcess.com, Inc. (formerly, Group V Corp.)
                -----------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      95-4176781
          --------                                      ----------
(State or other jurisdiction of           (I.R.S.Employer Identification Number)
  incorporation or organization)

201 Clay Street, Oakland, California                                    94103
------------------------------------                                    -----
(Address of principal executive offices)                             (Zip Code)

                                 (510) 286-8700
                                 --------------
              (Registrant's telephone number, including area code)


              N/A                                                N/A
              ---                                                ---
(Former Address, if changed                         (Former Zip Code, if changed
 since last report)                                     since last report)
                                       N/A
                                      ---
             (Former telephone number, if changed since last report)

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

Preferred Stock $.01 par value;170,000 shares outstanding as of December 31,1999

Preferred                       Stock  Series B $2.00 par value;  35,193  shares
                                outstanding as of December 31, 1999

      Common Stock $.01 par value; 10,646,213 shares as of December 31,1999

                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)
                                      INDEX


                                                                            PAGE
                                     PART I

Item 1. Financial Statements

         Consolidated Condensed Balance Sheet as of December 31,1999
            (unaudited)...................................................   1
         Consolidated Condensed Statements of Operations for the Three and
            Six Months Ended
            December 31, 1999 and 1998 (unaudited)........................   2
         Consolidated Condensed Statements of Cash Flows for the
            Six Months Ended December 31, 1999 and 1998 (unaudited).......   3
         Notes to Consolidated Condensed Financial Statements.............   4

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   8

                                     PART II

Item 1. Legal Proceedings.................................................  10

Item 2. Changes in Securities.............................................  11

Item 3. Defaults Upon Senior Securities...................................  11

Item 4. Submission of Matters to a Vote of Security Holders...............  11

Item 5. Other Information.................................................  11

Item 6. Exhibits and Reports on Form 8-K..................................  12


Signatures................................................................  13

                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                      Consolidated Condensed Balance Sheet
                       As of December 31, 1999 (Unaudited)

                                                                    December 31,
                                                                            1999
                                                               (Restated-Note 2)
Current Assets:
      Cash and cash equivalents ..................................$   262,526
      Marketable securities ......................................     30,176
      Accounts receivable.........................................    396,624
      Inventories.................................................     31,740
      Prepaid expenses ...........................................     91,167
                                                                       ------
             Total Current Assets ............................        812,233
                                                                      -------
Fixed assets:
      Furniture and equipment ....................................    174,065
      Less accumulated depreciation ........................          (72,156)
                                                                      -------
       Total Fixed Assets, net ....................................   101,909
Other assets .....................................................      7,200
                                                                        -----

TOTAL ASSETS......................................................$   921,342
                                                                  ===========
Current Liabilities:
      Current portion of capital lease obligations ...............$    14,817
      Accounts payable............................................  1,771,428
      Accrued expenses............................................    813,761
      Notes payable...............................................  1,065,717
                                                                    ---------
             Total Current Liabilities ...........................  3,665,723

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock - par value $.01; authorized 1,000,000 shares;
 14% cumulative convertible; issued and outstanding 170,000
 shares (aggregate liquidation of $170,000)......................       1,700
Preferred Stock Series B - par value $2.00; authorized,
 issued and outstanding 35,193 shares (aggregate liquidation
 of $300,000)....................................................      70,386
Common stock - par value $.15; authorized 22,200,000 shares;
 10,646,213 shares issued and outstanding.........................  1,508,683
Additional paid-in capital........................................ 25,801,995
Common stock receivable............................................  (250,000)
Accumulated other comprehensive loss...............................  (100,145)
Accumulated deficit...............................................(29,777,000)
                                                                  -----------
 Total Stockholders' Equity (Deficit)...........................   (2,744,381)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)..............$   921,342

  See accompanying notes to these consolidated condensed financial statements.

                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                 Consolidated Condensed Statements of Operations
       For the Three and Six Month Period Ended December 31, 1999 and 1998
                                   (Unaudited)



                         Three Months Ended            Six Months Ended
                            December 31,                 December 31
                         1999         1998          1999           1998
                       (Restated-                 (Restated-
                        Note 2)                   Note 2)

Revenues               $(1,753,930)$  238,855   $  1,992,464   $   511,431

Costs and expenses:
Operating costs         (2,347,739)    88,543      3,259,597       375,568
General and
 administrative            489,914    370,062      1,077,371     1,045,122
Professional services      129,500     28,574        181,819       161,317
Depreciation and
 amortization                8,175     29,815         16,350        59,630
Interest expense, net      415,602     24,000        415,602        48,000
Stock based
 compensation            3,352,077          -      3,679,197             -

Total costs and
 expenses           $   (2,047,529) $ 540,994      $8,629,936  $ 1,689,637
Net (loss) before
 extraordinary
 items                 $(3,801,459) $(302,139)   $ (6,637,472) $(1,178,206)

Extraordinary items        769,394          -         769,394            -

Net (loss)             $(3,032,065)$ (302,139)   $(5,868,078) $ (1,178,206)
Net (loss) applicable
 to common stock       $(3,038,015)$ (308,089)   $(5,874,028) $ (1,184,156)
Basic and diluted net
(loss)per common share $     (0.34)$    (0.09)   $     (0.67) $      (0.35)
Weighted average common
shares outstanding       9,052,595  3,325,992      8,705,972     3,325,992








 See accompanying notes to these consolidated condensed financial statements.

                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                 Consolidated Condensed Statements of Cash Flows
      For the Six Month Period Ended December 31, 1999 and 1998 (Unaudited)




                                                          Six Months Ended
                                                            December 31,
                                                           1999        1998
                                                        (Restated-
                                                          Note 2)

Operating activities:
Net loss                                                $(5,868,078)$(511,431)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation                                3,679,197           -
Extraordinary items                                      (769,394)          -
Depreciation and amortization                              16,350      59,630
Increase (decrease) from changes in:
Marketable securities                                      39,301     117,639
Accounts receivable                                       134,420     (13,374)
Inventories                                               (31,979)     (3,272)
Prepaid expenses                                          (29,374)     (9,620)
Other assets                                                    -           -
Accounts payable and accrued expenses                     467,765     (60,821)
Net cash used by operating activities                   (2,361,792)  (421,249)
Investing activities:
Purchase of equipment                                     (36,960)   (104,943)
Net cash used by investing activities                     (36,960)   (104,943)
Financing activities:
Proceeds from issuance of stock                         2,088,327         449
Net cash provided by financing activities               2,088,327         449
Net (decrease) in cash                                   (310,425)   (525,743)
Cash and cash equivalents, beginning of period            572,951     533,538

Cash and cash equivalents, end of period                $ 262,526   $   7,795

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes                                            $       -   $       -
Interest                                                $       -   $       -

  See accompanying notes to these consolidated condensed financial statements.

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

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the six months ended December 31, 1999. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1999 as filed with the U.S. Securities and Exchange Commission.

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

Fair Value of Marketable Securities

     As of December 31, 1999, marketable equity securities consist of 650,292 shares of common stock of NuOasis Resorts, Inc., a stockholder. The Company has classified these equity securities as available-for-sale and, accordingly, they are presented in the accompanying consolidated balance sheet at their estimated fair market value based on quoted market prices as of December 31, 1999. Additionally, unrealized gains and losses on these securities are presented as a component of other comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss.

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

Accounting For Employee Stock Options

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." In conformity with the provisions of SFAS No. 123, the Company has determined that it will not change to the fair value method prescribed by SFAS No. 123 and will continue to follow Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions. There were no stock options granted to employees during the year ended June 30, 1999, and during the six months ended December 31, 1999.

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

NOTE 2.  RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED

     During the course of the audit of the financial statements for the year ended June 30, 2000, there were several transactions identified which required adjustment to the consolidated financial statements. Certain of these adjustments had a significant impact on previously reported quarterly financial statements. Accordingly, the Company's quarterly consolidated financial statements have been restated. The significant impact of such adjustments on the Company's consolidated financial statements as of December 31, 1999, and for the six months then ended are summarized as follows:

      Reduction in accounts receivable and revenues        $4,725,548
      Reduction in accounts payable and accrued expenses    6,771,304
      Increase in interest expenses                           411,600
      Increase in stock based compensation                  3,352,077
      Increase in extraordinary gains                         769,394
      Increase in common stock and APIC                     5,328,663
      Increase in common stock receivable                     250,000
      Reduction in capital lease obligations                  655,768

NOTE 3.  SIGNIFICANT QUARTERLY TRANSACTIONS

Extraordinary Items

     During the year ended June 30, 1999, management determined that the telephone switching and platform assets acquired from Ark-Tel, Inc. were not year 2000 compliant and that significant equipment upgrades were required to prepare the equipment to operate in the year 2000 and beyond. As a result, the Company ceased payment of required rents, which resulted in an event of default per the related equipment lease terms.

     In  December  1999,  the lessor  repossessed  the related  assets,  and the
Company recognized an extraordinary gain of $769,394 related to the extinguishment of the debt under the capital lease agreement. Such amount represented all amounts due to the related lessor on the date of repossession.

Transactions with the Chief Executive Officer and Chairman

     In December 1999, the Company's Chief Executive Officer and Chairman converted $383,463 of accrued salary owed to him pursuant to his employment agreement, and $76,837 of accrued expenses owed to his wife, into 666,667 shares of the Company's restricted common stock. In connection with this conversion, the Company recognized compensation expenses of $1,134,000. Such expenses were determined by multiplying the number of shares issued to the Chief Executive Officer and Chairman by the closing price of the Company's common stock on the date of conversion, less a 15% discount factor based on the restricted nature of the shares issued.

     In December 1999, the Company's Chief Executive Officer and Chairman deposited his personal shares of the Company's common stock as security for a service agreement with a vendor. Additionally, the Chief Executive Officer and Chairman executed a personal guarantee of the Company's obligations under the related service agreement. As a result, the Company's Chief Executive Officer and Chairman received 333,333 shares of the Company's restricted common stock, and the Company recognized related compensation expenses of $1,100,000. Such expenses were determined by multiplying the number of shares issued to the Chief Executive Officer and Chairman by the closing price of the Company's common stock on the date the issuance was approved by the Company's board of directors, less a 15% discount factor based on the restricted nature of the shares issued.

Stock Transaction with Director's Wife

     In December 1999, the wife of a director of the Company converted accrued compensation and expenses aggregating $284,586 into 379,448 shares of the Company's restricted common stock. In connection with this conversion, the Company recognized a related stock compensation charge aggregating $863,347 during the year ended June 30, 2000. Such charge was determined as the amount by which the estimated fair market value of the restricted common stock issued exceeded the aggregate carrying amount of accrued compensation and expenses.

     In December 1999, the Company and a note holder agreed to convert $35,000 of notes payable, and all accrued interest thereon, into an aggregate of 106,911 shares of the Company's restricted common stock. In connection with this note payable conversion, the Company recognized a related effective interest charge in the aggregate amount of $369,124. Such charge was determined as the amount by which the estimated fair market value of the restricted common stock issued exceeded the outstanding amount of the notes payable and accrued interest.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Registrant has incurred net losses and experienced negative cash flows from operating activities since its inception in 1987. The Registrant had cash and cash equivalents of $262,526 as of December 31, 1999, and a working capital deficit of ($2,853,490) as of December 31, 1999.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 1999 (restated-Note 2)and 1998

     During the quarter ended December 31, 1999, the Company recorded revenues of ($1,753,930). During the quarter, the Company continued to receive PIN activation requests from its customers, and activated PIN's continued to be used by end customers. However, during the quarter, the Company experienced significant service issues at two of the Company's debit platform providers. These issues caused connectivity problems with the Company's "Gateway International" and "America Calling the World" prepaid phone cards. As a result, the Company and the related customer, Blackstone Calling Cards, Inc., mutually decided to discontinue marketing the related products for a period of at least one year. This decision resulted in the Company reversing previously recorded revenues and accounts receivables in the aggregate amount of $4.7 million, and reversing previously recorded operating costs and accrued expenses in the aggregate amount of $6.7 million during the quarter ended December 31, 1999.

     Total general and administrative expenses increased by $119,852 or 32% during the quarter ended December 31, 1999, compared to the same period last fiscal year, as the Company expanded its operations, staffing and facilities to support its continuing growth. Professional services increased by $100,926 during the quarter ended December 31, 1999, compared to the same period last fiscal year, as the Company retained the services of telecommunication business and engineering consultants that were not retained in the prior year.

     The Company also recognized stock compensation charges aggregating $3,352,077 during the quarter ended December 31, 1999. Such amounts were recorded when the Company issued shares of its restricted common stock, and received consideration in an amount less than the estimated fair market value of the common stock issued. Stock based compensation charges were comprised of the following during the quarter ended December 31, 1999: $1,134,000 related to an officer's conversion of accrued salaries and expenses into restricted common stock, $863,347 related to a consultant's conversion of accrued fees and expenses into restricted common stock, $1,100,000 related to shares of restricted common stock issued to an officer for the pledging of his personal assets and personal guarantee, and $254,730 related to the sale of restricted common stock.

     Additionally, the Company recognized an effective interest charge aggregating $369,124 upon the conversion of $35,000 of notes payable, and related accrued interest, into shares of the Company's restricted common stock. The effective interest charge is equal to the amount by which the estimated fair market value of the restricted common stock issued upon conversion exceeded the carrying amount of the related notes payable and accrued interest.

     In December 1999, the Company recognized an extraordinary gain of $769,394 related to the extinguishment of the debt under capital lease agreements. Such amount represented all amounts due to the related lessor on the date that certain assets leased by the Company was repossessed by the lessor.

     As a result of the above, the Company incurred a net loss of $3,032,065 during the quarter ended December 31, 1999 versus a net loss of $302,139 during the quarter ended December 31, 1998.

     The Company's revenues increased from $511,431 to $1,992,464 between the six months ended December 31, 1998 and 1999, respectively. This represents an increase of 290% in revenues. This increase occurred primarily as the result of on-going and new telecommunication services contracts secured by the Company in fiscal 1999 and 2000. Further, the Company increased its internal sales force and independent distributor network during the six months ended December 31, 1999. Operating costs also increased significantly as a result of increased revenues.

     Total general and administrative expenses increased by $32,249 or 3% during the six months ended December 31, 1999, compared to the same period last fiscal year. Although the Company expanded its operations, staffing and facilities to support its continuing growth, the Company was also able to streamline and centralize certain administrative functions. Professional services increased by $20,502, or 13%, during the six months ended December 31, 1999, compared to the same period last fiscal year, as the Company retained the services of telecommunication business and engineering consultants. These costs more than offset a decrease in legal fees that occurred as the Company settled numerous legal actions that it was involved in.

     Stock based compensation charges aggregated $3,679,197 during the six months ended December 31, 1999, and such amounts related to the following:
$1,134,000 related to an officer's conversion of accrued salaries and expenses into restricted common stock, $863,347 related to a consultant's conversion of accrued fees and expenses into restricted common stock, $1,100,000 related to shares of restricted common stock issued to an officer for the pledging of his personal assets and personal guarantee, and $581,850 related to the sale of restricted common stock. Interest expense increased significantly relative to the prior year, primarily because of an effective interest charge aggregating $369,124 related to the conversion of $35,000 of notes payable, and related accrued interest, into shares of the Company's restricted common stock. The effective interest charge is equal to the amount by which the estimated fair market value of the restricted common stock issued upon conversion exceeded the carrying amount of the related notes payable and accrued interest.

     In December 1999, the Company recognized an extraordinary gain of $769,394 related to the extinguishment of the debt under capital lease agreements. Such amount represented all amounts due to the related lessor on the date that certain assets leased by the Company was repossessed by the lessor.

     As a result of the above, the Company incurred a net loss of $5,868,078 during the six-month period ended December 31, 1999, versus a net loss of $1,178,206 during the six-month period ended December 31, 1998.


PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     On November 10, 1998, the Company filed legal action (TotalAxcess, Inc. v. NuOasis Resorts, Inc; Nona Morelli's II, Inc.; NuOasis International, Inc.; Fred Luke, Jr.; Rocci Howe; Steven H. Dong; John D. Desbrow; Archer & Weed; Richard
Weed) in San Francisco Superior Court, Case No. 999131. The suit alleges fraud and misrepresentation in the sale of securities, which were not qualified for sale and professional malpractice against legal counsel representing the Defendants in this transaction. On July 26, 1999, NuOasis Resorts, Inc. and Nona Morelli's II, Inc. filed a cross complaint against the Company alleging claims for breach of contract, fraud, material misrepresentation in the purchase of securities and libel, and seeks rescission of certain contracts and the imposition of a constructive trust over certain securities. Also on July 26, 1999, Rocci Howe, Fred Luke, Jr. and Steven Dong filed cross complaints against the Company alleging claims for breach of contract, indemnity and libel. All counsel have stipulated to a change in venue from San Francisco to Orange County Superior Court, and the San Francisco Court has transferred the file to the Orange County Court. The Court ordered that all claims the Company has against Richard Weed are to be arbitrated and that this arbitration will not take place until after the trial. Management plans to vigorously pursue its complaint and defend each cross complaint, which it believes lack substantial merit. A trial is presently scheduled for March 2001.

     On January 6, 1999, the Company filed a lawsuit (TotalAxcess.com, Inc. v. Dennis Houston, Orange County Superior Court Case No. 809248). This complaint alleges breach of fiduciary duty by Mr. Houston as one of the Company' directors for failing to disclose material facts in the Ark-Tel Asset Purchase Agreement which have resulted in the Company's being sued by Worldcom Network Services, Inc. (see above). On June 29, 1999, Mr. Houston filed a cross complaint alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, misrepresentation, fraud and embezzlement. The Company is vigorously pursuing the matter against Mr. Houston and plans to vigorously defend the cross complaint. This matter will be tried in October 2000.

     On June 26, 1997, the Company filed a lawsuit (TotalAxcess.com, Inc. v. Network Long Distance, Inc.) filed in the District Court, City and County of Denver, Case No. 97 CV 4131, Division 7. The complaint was filed against Network Long Distance, Inc. and their transfer agent to compel them to release shares of Network Long Distance, Inc.'s common stock (the "Shares") that was received by the Company in connection with a release of liability granted to NuOasis Resorts, Inc. Once the Shares were properly transferred to the Company, the Company dismissed its claims as moot. However, Network Long Distance, Inc. (currently known as Eclipse Communications, Inc. or "Eclipse") continues to pursue the Shares through its counterclaims. Eclipse is claiming that it owns some or all of the Shares and is seeking damages and an injunction prohibiting the transfer of the Shares. In response to Eclipse's allegations, management has indicated that it will vigorously contest the litigation, as it believes the case to be groundless and without merit. The Company has received a summary judgment in this matter, but Eclipse has filed a notice of appeal. Should Eclipse prevail in this matter, it may be in a position to recover a significant portion of the stock at issue, or the value thereof, plus 8% interest per annum from 1997 through trial.



PART II: OTHER INFORMATION (continued)

Item 1. Legal Proceedings (continued)

     On or about December 20, 1999 in the Superior Court in and for the County of San Francisco, California, Comms People, Inc. ("CPI") filed and served a complaint for Breach of Contract and several Common Counts against the Company, alleging damages in the amount of $17,050. The claim arose out of a personal services contract. The matter was referred by the court to non-binding judicial arbitration to be heard in August 2000. In order to avoid the uncertainties of arbitration and subsequent trial, and the inherent legal fees and costs attendant thereto, a settlement agreement was reached in August 2000, whereby the Company agreed to pay the aggregate amount of $14,000 to CPI, in three monthly installments commencing September 1, 2000. In consideration thereof, CPI agreed to release all claims it might have against the Company, which might arise out of the personal service contract.

     On October 27, 1999 in the Superior Court in and for the County of Los Angeles, California, Cross Communications ("CCI") filed and served a complaint for Breach of Contract and several Common Counts against the Company. CCI claims it entered into a valid oral agreement with the Company whereby it would provide telecommunications services using its switch for routing the Company's pre-paid calling cards. It claimed approximately $655,000 in damages on unpaid invoices for its services. The Company filed a cross-complaint against CCI seeking unspecified damages arising from the inability of CCI equipment to adequately support and route the volume of traffic delivered by pre-paid calling cards. In order to avoid the uncertainties of trial and the potential enforcement of a judgment, as well as the inherent legal fees and costs attendant thereto, a settlement agreement was reached in September 2000, whereby CCI and the Company will enter into a mutual release in full and final settlement of any and all claims that might arise out of their relationship. No other consideration is involved in the settlement agreement.

     M.H. Meyerson & Co. ("Meyerson") claims that it is entitled to 717,898 warrants to purchase common stock of the Company pursuant to a December 12, 1997 Investment Banking Agreement. The Company contends that Meyerson is not entitled to the warrants because it failed to fulfill its obligations under the Investment Banking Agreement. The Company settled this matter in September 2000 and issued 20,000 shares of restricted common stock.

     From time to time, the Company is involved in various lawsuits generally incidental to its business operations, primarily consisting of collection actions and vendor disputes. The Company does not believe that such claims and lawsuits, either individually or in the aggregate, will have an adverse effect on it operations of financial condition.


Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to A Vote of Security Holders

None.

Item 5. Other Information

None.

PART II: OTHER INFORMATION (continued)

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


             TOTALAXCESS.COM, INC. (formerly, GROUP V CORPORATION.)

Date:October 23, 2000                      By:/s/ Joseph Monterosso
                                              Joseph Monterosso,
                                              Chief Executive Officer & Director

Date:October 23, 2000                      By:/s/ Russell F. McCann, Jr.
                                              Russell F. McCann, Jr., Director