Form 10QSB/A
period 2000-03-31
TOTALAXCESS COM INC
filed 2000-10-24
CIK 828956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For The Quarter Ended March 31, 2000                  Commission File No.0-18224


                 TotalAxcess.com,Inc. (formerly, Group V Corp.)
             (Exact name of registrant as specified in its charter)


Delaware                                                   95-4176781
--------                                                   ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

201 Clay Street, Oakland, California                                    94103
----------------------------------------                               ---------
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

Preferred Stock $.01 par value; 170,000 shares outstanding as of March 31, 2000 Preferred Stock Ser B $2.00 par value; 0 shares outstanding as of March 31, 2000
       Common Stock $.15 par value; 12,423,834 shares as of March 31, 2000

                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                                      INDEX


                                                                            PAGE
                                     PART I

Item 1. Financial Statements
Consolidated Condensed Balance Sheet as of March 31, 2000 (unaudited)......    1
Consolidated Condensed Statements of Operations for the Three and Nine Months
 Ended March 31, 2000 and 1999  (unaudited)................................    2
Consolidated Condensed Statements of Cash Flows for the
 Nine Months Ended March 31, 2000 and 1999 (unaudited).....................    3
Notes to Consolidated Condensed Financial Statements.......................    4

Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations....................................................    9

                                     PART II

Item 1. Legal Proceedings..................................................   11

Item 2. Changes in Securities..............................................   13
Item 3. Defaults Upon Senior Securities....................................   13
Item 4. Submission of Matters to a Vote of Security Holders................   13
Item 5. Other Information..................................................   16
Item 6. Exhibits and Reports on Form 8-K...................................   16
Signatures ................................................................   17
                                        1

                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                      Consolidated Condensed Balance Sheet
                        As of March 31, 2000 (Unaudited)
                                                                       March 31,
                                                                            2000
                                                               (Restated-Note 2)
Current Assets:
        Cash and cash equivalents .................................$    328,439
        Marketable securities .....................................      30,176
        Inventories................................................      27,929
        Prepaid expenses and other assets..........................     165,813
               Total current assets ...............................     552,357
Fixed assets:
        Furniture and equipment ...................................     348,277
        Less accumulated depreciation .............................     (80,331)
               Total fixed assets, net ............................     267,946
Other assets ......................................................       7,570

TOTAL ASSETS.......................................................$    827,873

Current Liabilities:
        Capital lease obligations .................................$      9,160
        Accounts payable...........................................   1,458,471
        Common stock payable.......................................   4,557,320
        Accrued expenses...........................................     317,818
               Total current liabilities ..........................   6,342,769

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock - par value $.01; authorized 1,000,000 shares;
 14% cumulative convertible; issued and outstanding 170,000
 shares (aggregate liquidation of $170,000)........................       1,700
Preferred Stock Series B - par value $2.00; authorized, no
 shares issued and outstanding ....................................           -
Common stock - par value $.15; authorized 22,200,000 shares;
 12,423,834 shares issued and outstanding..........................   1,855,882
Additional paid-in capital.........................................  31,236,094
Common stock receivable............................................    (250,000)
Accumulated other comprehensive loss...............................    (100,145)
Accumulated deficit................................................ (38,258,427)
        Total Stockholders' Equity (Deficit).......................  (5,514,896)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)...............$    827,873

  See accompanying notes to these consolidated condensed financial statements.

                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                 Consolidated Condensed Statements of Operations
  For the Three and Nine Month Period Ended March 31, 2000 and 1999 (Unaudited)

                           Three Months Ended             Nine Months Ended
                               March 31,                       March 31,
                           2000           1999             2000          1999
                           ----           ----             ----          ----
                        (Restated-                      (Restated-
                           Note 2)                        Note 2)

Revenues                   $ 130,760    $ 238,855       $ 2,123,224   $ 703,305

Costs and expenses:

 Operating Costs             144,455       88,543         3,404,052     560,658
 General and Administrative  439,674      370,062         1,512,868   1,414,806
 Professional Services       156,719       28,574           338,538     242,354
 Depreciation & amortization   8,175       29,815            24,525      89,445
 Stock-based compensation    198,141            -         3,877,338           -
 Interest expense, net     7,669,197       24,000         8,084,799      48,000
                           ---------       ------         ---------      ------
 Total costs and expenses  8,616,361      540,994        17,242,120   2,355,263
                           ---------      -------        ----------   ---------
Net (loss) before
     extraordinary items  (8,485,601)    (302,139)      (15,118,896) (1,651,958)

Extraordinary items:
     Gain on debt relief           -            -           769,394           -
                                                            -------
Net (loss)               $(8,485,601)   $(302,139)     $(14,349,502)$(1,651,958)

Net (loss) applicable to
     common stock        $(8,491,551)   $(308,089)     $(14,355,452)$(1,657,908)
Basic and diluted net(loss)
     per common share    $     (0.71)   $   (0.09)     $      (1.47)$     (0.50)
Weighted average common
     shares outstanding   11,933,630     3,325,992         9,774,677  3,325,992

                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                 Consolidated Condensed Statements of Cash Flows
       For the Nine Month Period Ended March 31, 2000 and 1999 (Unaudited)


                                                           Nine Months Ended
                                                               March 31,
                                                        2000             1999
                                                        ----             ----
                                                     (Restated-
                                                       note 2)
Operating activities:
Net Loss                                          $ (14,349,502)   $   (290,735)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Interest expense                                    8,084,799               -
  Stock-based compensation                            3,877,338               -
  Gain on debt relief                                  (769,394)              -
  Depreciation and amortization                          24,525          29,815
Increase (decrease) from changes in:
  Accounts receivable                                   548,548         (29,512)
  Inventories                                           (27,929)              -
  Prepaid expenses                                     (104,019)          5,533
  Accounts payable and accrued expenses                 593,967        (425,099)
                                                        -------        --------
Net cash used by operating activities                (2,121,667)       (709,998)
                                                     ----------        --------
Investing activities:
  Proceeds from sale of securities                            -       1,003,119
                                                                      ---------
  Purchase of equipment                                (211,172)        (58,214)
                                                       --------         -------
Net cash (used) provided by investing activities       (211,172)        (58,214)
                                                       --------         -------
Financing activities:
  Proceeds from issuance of stock                     2,088,327               -
                                                      ---------
  Net cash provided by financing                      2,088,327               -
                                                      ---------
Net (decrease) increase in cash                        (244,512)        234,907
                                                       --------         -------
Cash and cash equivalents, beginning of period          572,951           7,795
                                                        -------           -----
Cash and cash equivalents, end of period                328,439         242,701
                                                        =======         =======

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
  Income Taxes                                       $    4,891     $         -
  Interest                                                    -               -
Non-cash investing and financing activities:
  Note payable converted to common stock             $1,065,717     $         -
  Stock payable in connection with note payable      $4,557,320     $         -
  Accrued litigation costs settled for common stock  $  876,798     $         -
  Preferred Stock Series B converted to common stock $   70,386     $         -

                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

              Notes to Consolidated Condensed Financial Statements



                                              4

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

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the nine months ended March 31, 2000. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1999 as filed with the U.S. Securities and Exchange Commission.

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

Fair Value of Marketable Securities

     As of March 31, 2000, marketable equity securities consist of 650,292 shares of common stock of NuOasis Resorts, Inc., a stockholder (Note 2). The Company has classified these equity securities as available-for-sale and, accordingly, they are presented in the accompanying consolidated balance sheet at their estimated fair market value based on quoted market prices as of March 31, 2000. Additionally, unrealized gains and losses on these securities are presented as a component of other comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss.

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

Accounting For Employee Stock Options

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." In conformity with the provisions of SFAS No. 123, the Company has determined that it will not change to the fair value method prescribed by SFAS No. 123 and will continue to follow Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions. There were no stock options granted to employees during the year ended June 30, 1999, and during the six months ended December 31, 1999. However, during the three months ended March 31, 2000, the Company's Chief Executive Officer vested in 83,333 stock options. Such options are exercisable at $1.56 per share and expire five years from the last day of the executive's employment. The Company recognized a related stock compensation charge of $198,141 during the quarter ended March 31, 2000.

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

NOTE 2.  RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED

     During the course of the audit of the financial statements for the year ended June 30, 2000, there were several transactions identified which required adjustment to the consolidated financial statements. Certain of these adjustments had a significant impact on previously reported quarterly financial statements. Accordingly, the Company's quarterly consolidated financial statements have been restated. The significant impact of such adjustments on the Company's consolidated financial statements as of March 31, 2000, and for the nine months then ended are summarized as follows:

        Reduction in accounts receivable and revenues                $10,074,459
        Reduction in accounts payable and accrued expenses            12,211,188
        Increase in interest expenses                                  8,084,799
        Increase in stock based compensation                           3,877,338
        Increase in extraordinary gains                                  769,394
        Increase in common stock payable                               4,557,320
        Reduction in notes payable                                     1,065,717
        Reduction in preferred stock                                      70,386
        Increase in common stock and APIC                             10,059,455
        Increase in common stock receivable                              250,000
        Reduction in capital lease obligations                           656,544


NOTE 3.  QUARTERLY DEVELOPMENTS

Conversion of Notes Payable

     In January 2000, the Company and each respective note payable holder agreed to convert the outstanding principal balance of the notes payable, and all accrued interest thereon, into an aggregate of 3,374,159 shares of the Company's restricted common stock. An aggregate of 1,740,535 shares were issued in February 2000, and the remaining 1,633,624 shares are payable in February 2001. As a result, the Company has recorded a common stock payable aggregating $4,557,320 as of March 31, 2000 for the portion of the stock to be released in February 2001. In connection with this note payable conversion, the Company recognized a related effective interest charge in the aggregate amount of $7,669,197. Such charge was determined as the amount by which the estimated fair market value of the restricted common stock issued exceeded the outstanding amount of the notes payable and accrued interest.

Employment Agreement

     Effective January 1, 2000, the Company and Mr. Monterosso entered into and Executive Employment Agreement for Mr. Monterosso to serve a three-year term as the Company's Chief Executive Officer. The agreement may be extended for two additional years by mutual written consent of Mr. Monterosso and the Company. The agreement provides for annual compensation of $250,000 with annual increases of $25,000. Additionally, Mr. Monterosso will earn annual bonuses ranging from $100,000 to $150,000 if the Company achieves certain pre-determined revenue targets. During the first year of the agreement, Mr. Monterosso may convert accrued salary to shares of the Company's common stock at a rate of $3.75 per share. During the second and third years, accrued salary may be converted to shares of the Company's common stock at a rate equal to 50% of the stock's fair market value averaged over the preceding 15 day period. In addition, Mr. Monterosso was granted stock options in the amount of 333,333 shares in the first year and 200,000 shares in each of the second and third years. Such options are exercisable at $1.56 per share, vest in equal monthly installments, and expire five years from the last day of Mr. Monterosso's employment. None of the vested options have been exercised by Mr. Monterosso.

2000 Incentive and Non-qualified Stock Option Plan

     Effective January 31, 2000, the Company's Board of Directors approved the Company's 2000 Stock Option Plan (the "2000 Plan"), which provides for the granting of both incentive stock options and non-qualified stock options. The 2000 Plan covers 2,000,000 shares of the Company's common stock. Options granted pursuant to the 2000 Plan will generally have terms no longer than 10 years, and the related option exercise price will be determined by the Company's Board of Directors. No options have yet been granted under the 2000 Plan.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Registrant incurred net losses and negative cash flows from operating activities since its inception in 1987. The Registrant had cash and cash equivalents of $328,439 as of March 31, 2000, and a working capital deficit of $(5,790,412) as of March 31, 2000.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2000 (restated - Note 2) and 1999

     The Company's revenues decreased from $238,855 to $130,760 between the three months ended March 31, 1999 and 2000, respectively. This represents a decrease of 45% that resulted primarily from the timing of when activated PIN's were actually used by end customers.

     Total general and administrative expenses increased by $69,612 or 19% during the quarter ended March 31, 2000, compared to the same period last fiscal year, as the Company expanded its operations, staffing and facilities to support its continuing growth. Professional services increased by $128,145 during the quarter ended March 31, 2000, compared to the same period last fiscal year, as the Company retained the services of telecommunication business and engineering consultants. Furthermore, the Company expended approximately $113,000 in connection with the preparing, filing, printing, mailing, processing and holding the annual shareholders' meeting in January 2000. The Company also recognized stock compensation charges of $198,141 during the quarter ended March 31, 2000 as the Company's Chief Executive Officer vested in 83,333 stock options. Additionally, the Company recognized an effective interest charge aggregating $7,669,197 upon the conversion of $1,100,717 of notes payable, and related accrued interest, into shares of the Company's restricted common stock. The effective interest charge is equal to the amount by which the estimated fair market value of the restricted common stock issued upon conversion exceeded the carrying amount of the related notes payable and accrued interest.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Nine Months Ended March 31, 2000 (restated - Note 2) and 1999

     The Company's revenues increased from $703,305 to $2,123,224 between the nine months ended March 31, 1999 and 2000, respectively. This represents an increase of 202% in revenues. This increase occurred primarily as the result of on-going and new telecommunication services contracts secured by the Company in fiscal 1999 and 2000. Further, the Company increased its internal sales force and independent distributor network during the nine months ended March 31, 2000.

     Total general and administrative expenses increased by $98,062 or 7% during the nine months ended March 31, 2000, compared to the same period last fiscal year, as the Company expanded its operations, staffing and facilities to support its continuing growth. As a result, salaries, payroll taxes and occupancy costs increased from the same period in the prior year. Professional services increased by $96,184, or 40%, during the nine months ended March 31, 2000, compared to the same period last fiscal year, as the Company retained the services of telecommunication business and engineering consultants. Furthermore, the Company expended approximately $113,000 in connection with the preparing, filing, printing, mailing, processing and holding the annual shareholders' meeting in January 2000. Legal expenditures decreased in the fiscal year 2000 period as the Company settled numerous legal actions that it was involved in. Stock based compensation charges aggregated $3,877,338 during the nine months ended March 31, 2000, and such amounts related to the following: $1,134,000 related to an officer's conversion of accrued salaries and expenses into restricted common stock, $863,347 related to a consultant's conversion of accrued fees and expenses into restricted common stock, $1,100,000 related to shares of restricted common stock issued to an officer for the pledging of his personal assets and personal guarantee, and $581,850 related to the sale of restricted common stock. The Company also recognized stock compensation charges of $198,141 during the nine months ended March 31, 2000 as the Company's Chief Executive Officer vested in 166,668 stock options. Interest expense increased significantly relative to the prior year, primarily because of an effective interest charge aggregating $7,669,197 related to the conversion of $1,100,717 of notes payable, and related accrued interest, into shares of the Company's restricted common stock. The effective interest charge is equal to the amount by which the estimated fair market value of the restricted common stock issued upon conversion exceeded the carrying amount of the related notes payable and accrued interest.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     On November 10, 1998, the Company filed legal action (TotalAxcess, Inc. v. NuOasis Resorts, Inc; Nona Morelli's II, Inc.; NuOasis International, Inc.; Fred Luke, Jr.; Rocci Howe; Steven H. Dong; John D. Desbrow; Archer & Weed; Richard
Weed) in San Francisco Superior Court. The suit alleges fraud and misrepresentation in the sale of securities, which were not qualified for sale and professional malpractice against legal counsel. On July 26, 1999, NuOasis Resorts, Inc. and Nona Morelli's II, Inc., and Howe, Fred Luke, Jr. and Dong filed a cross complaint against the Company alleging claims for, inter alia breach of contract, fraud, material misrepresentation in the purchase of securities and libel, rescission of certain contracts and the imposition of a constructive trust over certain securities. The case was subsequently transferred to the Superior Court for the County of Orange. The case is currently in the discovery phase. The trial date is now set for March 2001; all claims the Company has against Richard Weed are to be arbitrated after the trial. Management plans to vigorously pursue its complaint and defend each cross complaint, which it believes lack substantial merit.

     On January 6, 1999, the Company filed a lawsuit (TotalAxcess.com, Inc. v. Dennis Houston, Orange County Superior Court Case No. 809248). This complaint alleges breach of fiduciary duty by Mr. Houston as one of the Company's directors for failing to disclose material facts in the Ark-Tel Asset Purchase Agreement that management believes resulted in the Worldcom suit against the Company (since settled as per 1999 10-KSB). On June 29, 1999, Mr. Houston filed a cross complaint alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, misrepresentation, fraud and embezzlement. The Company is vigorously pursuing the matter against Mr. Houston and plans to vigorously defend the cross complaint. Trial is scheduled for October 2000.

     On June 26, 1997, the Company filed a lawsuit (TotalAxcess.com, Inc. v. Network Long Distance, Inc.) filed in the District Court, City and County of Denver, Case No. 97 CV 4131, Division 7. The complaint was filed against Network Long Distance, Inc. and their transfer agent to compel them to release shares of Network Long Distance, Inc.'s common stock (the"Shares") that was received by the Company in connection with a release of liability granted to NuOasis Resorts, Inc. Once the Shares were properly transferred to the Company, the Company dismissed its claims as moot. However, Network Long Distance, Inc. (currently known as Eclipse Communications, Inc. or "Eclipse") continues to pursue the Shares through its counterclaims. Eclipse is claiming that it owns some or all of the Shares and is seeking damages and an injunction prohibiting the transfer of the Shares. The Company took a judgment in the case; and Eclipse has taken an appeal. Management believes that it is fairly likely the lower court ruling will be upheld. A final disposition of the case is expected in late 2000 or early 2001.

     In November 1999 the Company was served with Summons and Complaint in an action filed by Republic Leasing Co., Inc. Case No. 816455 in the Superior Court in and for the County of Orange, California. The action arose out of facts related to the ArkTel and Dennis Houston matter discussed above and concerned an equipment lease. Plaintiff sought approximately $29,000 plus prejudgment interest and attorney fees and costs. In order to avoid the uncertainties of arbitration and the inherent legal fees and costs attendant thereto, a settlement agreement was reached in May 2000 whereby the Company agreed to pay the aggregate amount of $31,000 in two installments commencing June 1, 2000. Upon its receipt of the final payment, Republic Leasing caused the action against the Company to be dismissed. The settlement amount is an element of the damages sought by the Company in its pending action against Dennis Houston in the Orange County Superior court action discussed above.

     In February 2000, in the Superior Court in and for the County of Alameda, Waterview Resolution Corporation filed and served a complaint against National Pools Corporation for Money owed in the amount of $59,673. The action arose out of a guarantee on leased equipment assumed by the Company on behalf of Ark-Tel Incorporated and Dennis Houston. In order to avoid the uncertainties of trial and the inherent legal fees and costs attendant thereto, a settlement agreement was reached in May 2000 whereby the Company agreed to pay the aggregate amount of $40,000 to Waterview in four equal monthly installments commencing June 1, 2000. Upon its receipt of the fourth and final payment on or about October 1, 2000, Waterview dismissed the case in its entirety. The settlement amount is an element of the damages sought by the Company in its pending action against Dennis Houston in the Orange County Superior court action discussed above.

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

     M.H. Meyerson & Co. ("Meyerson") claimed that it was entitled to 717,898 warrants to purchase common stock of the Company pursuant to a December 12, 1997 Investment Banking Agreement. The Company contended that Meyerson is not entitled to the warrants because it failed to fulfill its obligations under the Investment Banking Agreement. In order to avoid the uncertainties of arbitration and the inherent legal fees and costs attendant thereto, a settlement agreement was reached in September 2000, whereby the Company issued 20,000 restricted shares of common stock to be issued to Meyerson in full and final settlement of all claims arising from the Investment Banking Agreement.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to A Vote of Security Holders

     On January 28, 2000 the Company held its Annual Meeting of Shareholders for the following purposes:

1. To elect two directors, each to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualified;

2. To approve an amendment to the Company's Certificate of Incorporation to amend the voting rights granted to Stockholders of Series B Convertible Preferred Stock to be consistent with the proposed share consolidation;

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

          Although the Certificate of Determination for Series B Convertible Preferred Stock provides for the adjustment of the conversion ratio to Common Stock in the event of a stock split or reverse stock split, it inadvertently did not provide for the adjustment of the voting rights. The Company has 1,200 shares of Series B Convertible Preferred Stock issued and outstanding as of January 2000. Under the terms of the Series B Convertible Preferred Stock, the holders of Series B Convertible Preferred stock shall have seventy-eight (78) votes per share. Therefore, in the event of a one-for-fifteen share consolidation as proposed in Proposal Three, the holders of Series B Convertible Preferred Stock will still be entitled to seventy-eight (78) votes per share after the effective date of a one-for-fifteen share consolidation. That was not the intent of the Company or the holders of Series B Preferred Stock.

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

          If approved by the stockholders and implemented by the Board of Directors, other than (i) decreasing the authorized number of shares of Common Stock from 333,000,000 to 22,200,000, (ii) adjusting the par value of the Common Stock from $.01 to $.15, and (iii) adjusting the total number of shares of Common Stock issued prior to the adoption of the one-for-fifteen share consolidation will result in no other material changes to ownership of the stock. Each stockholder will hold the same percentage of Common Stock, Series B Convertible Preferred Stock, and 14% Preferred Stock outstanding immediately following the one-for-fifteen share consolidation as each stockholder did immediately prior to the one-for-fifteen share consolidation, except that the consolidation may result in an immaterial adjustment due to the purchase of any fractional shares of Common Stock that result from the consolidation.

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

          The following table illustrates the principal effects of the proposed one-for-fifteen share consolidation on the authorized number of shares:

Number of Share of
Common Stock                    Prior to Proposal Three     After Proposal Three
------------                    -----------------------     --------------------
Authorized:                             333,000,000                22,200,000
Outstanding:                            159,161,506                10,610,767(1)
Available for Future Issuance:          173,838,494                11,589,233(1)


Number of Share of
Preferred Stock                 Prior to Proposal Three     After Proposal Three
------------                    -----------------------     --------------------
Authorized:                               1,000,000                 1,000,000
Outstanding Series B:                        23,589                    23,589
Ouststanding 14% Preferred                  170,000                   170,000

(1)Subject to minor adjustment due to rounding of fractional shares.

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

               The 2000 Plan covers 30,000,000 (pre-one-for-fifteen share consolidation as discussed in Proposal Three) shares of the Company's Common Stock, which shares will be reserved upon confirmation of the 2000 Plan. If Proposals Three and Four are approved, the 30,000,000 shares of Common Stock reserved for the 2000 Plan shall be adjusted to 2,000,000 shares of Common Stock following the proposed one-for-fifteen share consolidation.

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


             TOTALAXCESS.COM, INC. (formerly, GROUP V CORPORATION.)

Date:   October 23, 2000                    By: /s/ Joseph Monterosso
                                                -------------------------
                                                Joseph Monterosso,
                                                Chief Executive Officer
                                                   & Director

Date:   October 23, 2000                    By:/s/ Russell F. McCann, Jr.
                                               -----------------------------
                                                Russell F. McCann, Jr., Director