Form 10KSB
period 2000-06-30
TOTALAXCESS COM INC
filed 2000-10-25
CIK 828956

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2000          Commission file number: 0-18224

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

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.15 Par Value

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

The Registrant had operating revenues of $6,571,603 for the year ended June 30, 2000.

As of June 30, 2000, the aggregate market value of the voting stock (based upon the average closing bid and asked prices in the over-the-counter market as quoted on NASD-OTC Bulletin Board as of June 30, 2000) held by non-affiliates was approximately $13,740,384.

         Class                          Outstanding at June 30, 2000
Common Stock, $.15 par value                  12,423,824 shares

Documents Incorporated by Reference:
None

                         TABLE OF CONTENTS

                                                                            Page

                                     PART I

  Item 1. .................................Description of Business            1
  Item 2. ...............................Description of Properties            6
  Item 3. .......................................Legal Proceedings            6
  Item 4. .....Submission of Matters to a Vote of Security Holders            8

                                  PART II

  Item 5. Market for Common Equity and Related Stockholder Matters           11
  Item 6. ...................Management's  Discussion and Analysis           11
  Item 7. ....................................Financial Statements           13
  Item 8. ........Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                        13

                                  PART III

  Item 9. Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a)of the Exchange Act          14

  Item 10....................................Executive Compensation          16

  Item 11.Security  Ownership of Certain   Beneficial   Owners  and
          Management                                                         17

  Item 12............Certain Relationships and Related Transactions          18

  Item 13............Exhibits and Reports on Form 8-K                        20

                                   1
PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

General

     TotalAxcess.com, Inc. (formerly, Group V Corporation) ("TotalAxcess", the "Company", or the "Registrant") was originally incorporated in the State of Delaware in 1987. TotalAxcess.com, Inc. began trading under the Company's new name and ticker symbol, TXCI, in May 1999. Since the fiscal year ended June 30, 1997 and prior to May 1999, the Company's name was Group V Corporation. This name change reflects the Company's continued progression into the Internet Marketing, Telecommunications and E-Commerce business arenas.

     The Registrant's core business is providing telecommunication services to a wide-variety of consumers. These services take the form of one of the following segments:

     1) Non Switched One Plus long distance service 2) Non Switched wholesale and retail pre-paid calling cards 3) Switched pre-paid calling cards 4) Switched wholesale services 5) HitLotto program

     Switched telecommunications traffic refers to the process of selecting paths for the transmission of video, data and voice information to a specific recipient utilizing the Company's switching equipment. This switching equipment requires the use of dedicated T-1's, which are the trunks/lines that carry telecommunications traffic. Tier 1 and Tier 2 carriers provide these lines/circuits. Non-switched refers to utilizing a Tier 1 or Tier 2 carrier's switching equipment to carry either the Company's one plus long distance customers telephony traffic or pre-paid calling card traffic.

Company Strategy

     The Company's ongoing plan is to continue expanding its switching capabilities in Southern California where it has leased space conveniently located near several Tier 1 carriers that can provide the necessary T-1 connections. The Company's is negotiating with several Tier 1 and Tier 2 carriers to provide the necessary circuits in order to carry up to 100,000,000 minutes of traffic per month. At the time of this filing, the Company was carrying approximately 20,000,000 minutes per month in non-switched traffic and 2,250,000 minutes per month in switched telecommunications traffic.

     The Company estimated that it would need to acquire 5 switches in order to attain this level of switched traffic. It has acquired four of these switches as of this filing. Each switch has the ability to connect to approximately 64 T1's and carry approximately 20 million minutes per switch. The Company intends to continue discussions with equipment vendors that specialize in switching equipment that will allow the Company to expand its capacity and more aggressively enter the switched wholesale service bureau arena.

     The Company plans to aggressively market its One Plus long distance service by providing competitive rates and simple plans to existing and new customers. The marketing plan is to utilize TotalAxcess' existing wide spread distribution network, presently in place, to market to wholesale pre-paid calling card customers. The goal is to steadily increase Company revenues from a steady source of business that can be found in the residential long distance arena.

     TotalAxcess has also been negotiating to provide several overseas companies with telephony services to the United States. The Company would provide high-volume switching services to these companies for traffic terminating in the United States.

     The Company intends to continue actively and aggressively pursuing the increase of revenues and cash flow through the wholesale distribution and sale of pre-paid calling cards, increased switched wholesale telecommunications traffic and its One Plus long distance service. TotalAxcess is negotiating with several equipment suppliers to obtain the additional switching equipment and that will allow the Company to meet its anticipated business growth. This growth will allow the Company to obtain more competitive rates that will greatly enhance the projected profitability of the Company. Management announced in September 2000 a strategic alliance with Interoute Telecommunications U.S.A., a subsidiary of Interoute UK. Interoute is one of the fastest growing suppliers of telecommunications services in the world. The Company has been negotiating and is prepared to move forward with additional strategic alliances or acquisitions that will provide strategic satellite direct routing to some of the highest demand countries for long-distance, including Mexico, Philippines and Panama, with several other additions planned.

Significant Customers and Suppliers

     During the year ended June 30, 2000, the Company's two largest customers, Blackstone Calling Cards and RSL Primecall, accounted for approximately 97% of the Company's total consolidated revenues.

     During the year ended June 30, 2000, the Company's switching supplier provided services through the following Tier 1 carriers: Qwest, MCI/WorldCom, Network Enhanced Telecom and Edge2Net. This accounted for approximately 99% of the Company's total consolidated cost of sales.

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

The Business and History of National Pools Corporation

     National Pools Corporation ("NPC") is a California corporation doing business at 201 Clay Street, Oakland, California 94607. The Company believes that NPC is the first company to have developed and marketed a pre-paid long distance phone card with an innovative free method of group lottery play as a value-added incentive to phone card purchase. The program developed by NPC is named "HitLoTTo" and facilitates lottery club participation in a number of State Lotteries throughout the United States. The HitLoTTo program uses a unique pre-paid phone card promotion, telecommunications, and proprietary computer software to organize and market electronic lottery clubs for lottery players to participate in various State Lotteries. This program provides players the opportunity to increase their chances of winning by 100 times by randomly joining each club participant with 99 other club members. NPC offers its proprietary HitLoTTo service to the public through the sale of a pre-paid phone card, the "HitLoTTo Club Card." The HitLoTTo Club Card will be sold at approved retail outlets in two denominations: $10 and $20. The Company's plans to debut its virtual HitLoTTo Club Card on a number of established e-commerce websites. Each denomination of the HitLoTTo Club Card features both competitively priced long distance calling and corresponding free lottery club plays, which act as a purchase incentive. The $10 HitLoTTo Club Card offers the purchaser one free lottery club play and the $20 HitLoTTo Club Card offers three free lotteries club plays. Special marketing opportunities have increased the available lottery club plays to encourage participation in special market offers. To join a HitLoTTo Club, callers will dial 1-888-HitLoTTo, enter their Personal Identification Number ("PIN") found on the back of the card, and after selecting the appropriate menu function are automatically entered into the next available open lottery club of their choice; including Powerball, The Big Game, Florida and California State Lotteries.

     NPC will administer the Clubs and purchases 100 state lottery tickets on behalf of the club members. HitLoTTo Club membership is allowed only after the PIN, and appropriate account balance have been validated. Each club consists of one hundred $1.00 corresponding State Lottery tickets, and each HitLoTTo Club is completed after receipt of 100 successful HitLoTTo telephone calls. Each call equates to one HitLoTTo lottery club plays, and is formed for the next available caller designated Super Lotto jackpot. Depending on the denomination of pre-paid phone card purchased, callers may make the corresponding value of long distance calls by selecting the appropriate menu option.

     NPC acts as an agent of the club member (callers) by coordinating the formation of groups of purchasers of lottery tickets. Once any of the available HitLoTTo Clubs has 100 members the club is closed, the computer starts a new HitLoTTo Club, and NPC purchases the 100 state lottery tickets on behalf of the just closed club. Tickets are official State Lottery machine generated "Quick Picks" and are always purchased in sequence (to avoid any manipulation of tickets). The HitLoTTo Club is then associated with the corresponding 100 tickets. The first and last sequence numbers are entered into NPC's database to ensure the integrity of the club. Further, all tickets are endorsed and stamped with the company name, the club number, date and time. The physical tickets are placed in tamper proof storage until the validation process occurs the next business day after the official drawing when the winning numbers are confirmed. Winnings less than $599 are automatically credited to the player's HitLoTTo Club Card and added to the available account balance the day after the lottery draw. Winning clubs are also published on the Company's website- www. HitLoTTo.com. When a player has depleted the value of the HitLoTTo Club Card to an insufficient level to participate in another HitLoTTo Lottery Club, the remaining card balance can be transferred to a new HitLoTTo Club Card. HitLoTTo players are able to cash out their winnings at any time by calling the toll-free number and speaking with a customer service representative.

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

     The Company entered into a joint venture agreement with CPNM/Internet Marketing Consortium in fiscal year 1999 to jointly promote and market the Company's virtual HitLoTTo product through a network of 10 or more Internet retail affiliates. Management believes that these established e-commerce websites will drive more than 200 million hits in potential retail activity to the HitLoTTo product. Through a series of cross-promotional multi-media marketing efforts with CPNM/Internet Marketing, the Company's own e-commerce website will attempt to expand the existing market channels for HitLoTTo and open access to the growing millions of Internet users who sign on daily.

     Although the electronic commerce/Internet portion of HitLoTTo sales is expected to grow exponentially, the Company continues to work the traditional retail channel, aggressively recruiting distributors and sales agents through strategic placement of advertisements. The Company also successfully participated in a leading pre-paid industry tradeshow and exposition, which generated considerable editorial exposure for both the product and the Company. NPC has introduced the HitLoTTo Club Card in selected areas in several states within the United States using local distributors and retail sales networks. Marketed as "The Phone Card That Can Make You Rich", NPC has created awareness for the HitLoTTo Club Card through a number of "free play" direct mail campaigns targeted to purchased lists of lottery enthusiasts, as well as other potential customers. The Company's President has provided media coverage for the Company with interviews in the "Wall Street Corporate Reporter", "MSNBC Business Video", "Smart Money Magazine", "Stockbroker Magazine", "Intele-Card News" and other significant news and media outlets. The Company has produced a variety of retail Point of Sale (POS) materials to assist with the promotion and marketing of the HitLoTTo Club Card. Additionally, the Company has provided its retail network with a number of education/training materials designed to educate the retailer and consumer on the benefits and features of this unique pre-paid phone card. Through the fiscal year ended June 30, 1999 there have been 500 HitLoTTo Clubs formed. No HitLoTTo Clubs were formed during the fiscal year ended June 30, 2000.

     In May 1998, the Company obtained a legal opinion from James D. Cullen, Esq., special counsel to TotalAxcess. After consideration and review of existing pre-paid calling card and rules for promotion, the legal and factual matters were found to be appropriate to distribute to all potential markets. The price of the HitLoTTo Club Card does not include any consideration for the purchase and/or administration associated with the purchase of lottery tickets by NPC for any HitLoTTo Club. Mr. Cullen cites various recent findings, most notably The Mississippi Gaming Commission v. Treasured Arts, Inc. 699 So. 2d 936, and the offering of a similar service by the Illinois Lottery.

     The Company's management is confident about the viability of the HitLoTTo pre-paid phone card strategy for marketing the program and believes the acquisition of NPC represents an excellent opportunity for the Company. Further the HitLoTTo Club Card now represents the convergence of three dynamic industries: pre-paid telecommunications, lottery play and the Internet. However, the ultimate market acceptance of the HitLoTTo program cannot be guaranteed. Although the HitLoTTo program is registered and the system is proprietary, the Registrant expects competition from those who may have more personnel and greater financial resources than the Registrant.

The Acquisition of National Pools Corporation

     On June 13, 1996, NuOasis Resorts, Inc. (formerly, Nona Morelli's II, Inc.), ("Nona"), ("NuOasis Resorts"), granted an option (the "Option") to Joseph Monterosso, the current President of the Company, to acquire 250,000 Series B Preferred Shares of TotalAxcess (the "Series B Shares") owned by NuOasis Resorts. The Option is exercisable at a price of $13.00 per share, and each Series B share is convertible into 5.2 shares of TotalAxcess' common stock.

     On December 19, 1996, TotalAxcess entered into Stock Purchase Agreements with each of the shareholders of National Pools Corporation ("NPC") pursuant to which TotalAxcess agreed to issue a series of Secured Promissory Notes (the "Notes") in the aggregate principal amount of $1,200,000 and 66,667 shares of TotalAxces' restricted common stock to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC. During the year ended June 30, 2000, the notes were converted into an aggregate of 3,374,159 shares of the Company's restricted stock. As part of this acquisition, NuOasis Resorts and TotalAxcess agreed to a debt assumption agreement whereby NuOasis Resorts assumed all TotalAxcess debt in excess of $20,000 on December 24, 1996, except for amounts owed to certain affiliates, which have been converted into shares of TotalAxcess common stock. The NPC Stock Purchase Agreements closed on December 24, 1996.

     On June 13, 1997, Mr. Monterosso exercised the Option to purchase 128,041 Series B Shares, at $13.00 per share, by payment to NuOasis Resorts of approximately $1,665,000. Additionally, on June 13, 1997, TotalAxcess sold its wholly owned subsidiary, Casino Management of America, Inc., to NuOasis Resorts for cash of $1,140,000, notes receivable from NPC aggregating $245,836 and a credit against the NuOasis Resorts intercompany account of $95,000.

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

     On September 2, 1997, NuOasis Resorts sold to Mr. Monterosso 400,000 New Class D Warrants in consideration for a $1,800,000 promissory note secured by the New Class D Warrants, due in September 1998 (the "Warrant Note"). Each New Class D Warrant is exercisable at $15.00 per share and entitles Mr. Monterosso to receive, upon exercise, two shares of common stock, or a total of 800,000 common shares if all New Class D Warrants have been exercised. The New Class D Warrants expire on March 30, 2004, and to date, none of the New Class D Warrants have been exercised.

     On September 2, 1997, NuOasis Resorts granted to Mr. Monterosso an option to purchase 520,000 common shares of the Company exercisable at $2.25 per share after NuOasis Resorts' converted its remaining 100,000 shares of Series B Preferred Stock into 520,000 common shares.

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

      (2)  Academy Network Services, Inc.

     On May 15, 1998, and effective March 1, 1998, the Company, through its newly formed wholly owned subsidiary, Academy Network Services, Inc. ("ANS"), acquired certain capital leases related to telephone switching and platform assets and office equipment (the "Ark-Tel Assets") of Ark-Tel, Inc., a wholly owned subsidiary of Universal Network Services, Inc. ("UNSI"). Pursuant to the related Asset Purchase Agreement, the Company acquired assets with an estimated fair market value that approximated related lease obligations in exchange for the forgiveness of amounts owed to the Company of approximately $300,000. The excess of the total consideration paid over the estimated fair value of net assets acquired approximated $300,000 and was charged to expense during the year ended June 30, 1998. As a long distance carrier, ANS provided the full
telecommunications   and  support   service   needs  of  the   Company's   other
subsidiaries.

     During the year ended June 30, 1999, the management determined that the Ark-Tel Assets were not year 2000 compliant, and the Company ceased payment of required rents, which resulted in an event of default per the related lease terms. Accordingly, the Company recognized as asset impairment charge of $651,450 during the year ended June 30, 1999. In December 1999, the lessor of the related equipment repossessed the assets and the Company recognized a related extraordinary gain for the extinguishment of debt under capital leases aggregating $693,261 during the year ended June 30, 2000.

     In June 1999, the Company elected to consolidate its operations in California. As a result, all of the ANS assets have been relocated to California and related assets and liabilities have been transferred to the books and records of TotalAxcess. Accordingly, ANS has ceased to operate as a wholly owned subsidiary.

(3)   Premier Plus, Inc.

     On April 7, 1998, the Company incorporated a new wholly owned subsidiary, Premier Plus, Inc. ("PPI"), as a network marketing company which sells and distributes the Company's various telecommunication products and services, including custom pre-paid calling cards, pre-paid calling cards, One-Plus residential and business long distance services, Lottery Insider Magazine and NPC's HitLoTTo(R) program. PPI, at one time, had approximately 200 independent sales representatives nationwide who were centrally managed by the Company's operations in San Francisco, California. PPI did not have significant operations during the fiscal years ended June 30, 2000 and 1999.

     As a result of the above, TotalAxcess.com, Inc. conducts substantially all of the Company's business and its subsidiaries are essentially inactive.

     As of June 30, 2000, TotalAxcess employed a total of approximately 47 employees. None of the Company's employees are currently represented by a collective bargaining agreement and the Company believes that its relations with its employees are good.

ITEM 2.    DESCRIPTION OF PROPERTIES.

      (1)  TotalAxcess.com, Inc.

     TXCI leases office space in Oakland, California. The Oakland lease expires July 2004. The monthly rent expense is $16,225.
ITEM 3.    LEGAL PROCEEDINGS

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

     On January 6, 1999, the Company filed a lawsuit (TotalAxcess.com, Inc. v. Dennis Houston, Orange County Superior Court Case No. 809248). This complaint alleges breach of fiduciary duty by Mr. Houston as one of the Company's directors for failing to disclose material facts in the Ark-Tel Asset Purchase Agreement that management believes resulted in the WorldCom suit against the Company (since settled as per our June 30, 1999 10-KSB). On June 29, 1999, Mr. Houston filed a cross complaint alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, misrepresentation, fraud and embezzlement. The Company is vigorously pursuing the matter against Mr. Houston and plans to vigorously defend the cross complaint. Trial is set for October 2000.

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

     M.H. Meyerson & Co. ("Meyerson") claimed that it was entitled to 717,898 warrants to purchase common stock of the Company pursuant to a December 12, 1997 Investment Banking Agreement. The Company contended that Meyerson is not entitled to the warrants because it failed to fulfill its obligations under the Investment Banking Agreement. In order to avoid the uncertainties of arbitration and the inherent legal fees and costs attendant thereto, a settlement agreement was reached whereby the Company caused a total of 20,000 restricted shares of common stock to be issued to Meyerson in full and final settlement of all claims arising from the Investment Banking Agreement.

     On October 27, 1999 in the Superior Court in and for the County of Los Angeles, California, Cross Communications ("CCI") filed and served a complaint for Breach of Contract and several Common Counts against the Company. CCI claims it entered into a valid oral agreement with the Company whereby it would provide telecommunications services using its switch for routing the Company's pre-paid calling cards. It claimed approximately $655,000 in damages on unpaid invoices for its services. The Company filed a cross-complaint against CCI seeking unspecified damages arising from the inability of CCI equipment to adequately support and route the volume of traffic delivered by pre-paid calling cards. In order to avoid the uncertainties of trial and the potential enforcement of a judgment, as well as the inherent legal fees and costs attendant thereto, a settlement agreement was reached whereby CCI and the Company entered into a mutual release in full and final settlement of any and all claims that might arise out of their relationship. No other consideration is involved in the settlement agreement.

     In November 1999, the Company was served with Summons and Complaint in an action filed by Republic Leasing Co., Inc. Case No. 816455 in the Superior Court in and for the County of Orange, California. The action arose out of facts related to the ArkTel and Dennis Houston matter discussed above and concerned an equipment lease. Plaintiff sought approximately $29,000 plus prejudgment interest and attorney fees and costs. In order to avoid the uncertainties of arbitration and the inherent legal fees and costs attendant thereto, a settlement agreement was reached in May 2000 whereby the Company agreed to pay the aggregate amount of $31,000 in two installments commencing June 1, 2000. Upon its receipt of the final payment, Republic Leasing caused the action against the Company to be dismissed. The settlement amount is an element of the damages sought by the Company in its pending action against Dennis Houston in the Orange County Superior court action discussed above.

     On or about December 20, 1999 in the Superior Court in and for the County of San Francisco, California, Comms People, Inc. ("CPI") filed and served a complaint for Breach of Contract and several Common Counts against the Company, alleging damages in the amount of $17,050. The claim arose out of a personal services contract. The matter was referred by the court to non-binding judicial arbitration to be heard in August 2000. In order to avoid the uncertainties of arbitration and subsequent trial, and the inherent legal fees and costs attendant thereto, a settlement agreement was reached whereby the Company agreed to pay the aggregate amount of $14,000 to CPI, in three monthly installments commencing September 1, 2000. In consideration thereof, CPI agreed to release all claims it might have against the Company, which might arise out of the personal service contract.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 28, 2000, the Company held its Annual Meeting of Shareholders for the following purposes:

     To elect two directors, each to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualified;

1. To approve an amendment to the Company's Certificate of Incorporation to amend the voting rights granted to Stockholders of Series B Convertible Preferred Stock to be consistent with the proposed share consolidation;

2. To approve an amendment to the Company's Certificate of Incorporation to adopt a one-for-fifteen share consolidation of the outstanding Common Stock and decrease the authorized number of shares of Commons Stock from 333,000,000 to 22,200,000; and

3.   To adopt the TotalAxcess.com, Inc. 2000 Stock Option Plan; and

4. To transact such other business as may properly come before the meeting or any adjournments thereof. The slate of nominees elected for director consisted of the following individuals:

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

           Although the Certificate of Determination for Series B Convertible Preferred Stock provides for the adjustment of the conversion ratio to Common Stock in the event of a stock split or reverse stock split, it inadvertently did not provide for the adjustment of the voting rights. The Company has 1,200 shares of Series B Convertible Preferred Stock issued and outstanding in January 2000. Under the terms of the Series B Convertible Preferred Stock, the holders of Series B Convertible Preferred stock shall have seventy-eight (78) votes per share. Therefore, in the event of a one-for-fifteen share consolidation as proposed in Proposal Three, the holders of Series B Convertible Preferred Stock will still be entitled to seventy-eight
           (78) votes per share after the effective date of a one-for-fifteen share consolidation. That was not the intent of the Company or the holders of Series B Preferred Stock.

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

           The following table illustrates the principal effects of the proposed one-for-fifteen share consolidation on the authorized number of shares:


Number of Shares       Prior to              After
 of Common Stock       Proposal Three        Proposal Three
- ---------------      ---------------       ---------------
Authorized:            333,000,000           22,200,000
Outstanding:           159,161,506           10,610767(1)
Available for Future   173,838,494           11,589,233(1)
===================================================================
Number of Shares of    Prior to              After
 Preferred Stock       Proposal Three        Proposal Three
 ---------------       --------------        --------------
Authorized:            1,000,000             1,000,000
Outstanding Series B   23,589                23,589
Outstanding 14%        170,000               170,000
===================================================================

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


                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Registrant's common stock is listed on the NASD-OTC Bulletin Board where they currently trade under the symbol "TXCS". The Registrant's securities are not publicly traded on any other market. Set forth below are the high and low bid prices for the common stock of the Registrant for each quarterly period commencing July 1, 1998:

                                        Bid Price of Common Stock
      Fiscal 1999                             Low      High

      Quarter ended 09/30/98                 $  .45   $  1.35
      Quarter ended 12/31/98                 $  .30   $   .75
      Quarter ended 03/31/99                 $  .30   $  3.45
      Quarter ended 06/30/99                 $ 1.35   $ 14.70

                                        Bid Price of Common Stock
      Fiscal 2000                             Low      High

      Quarter ended 09/30/99                 $ 2.34   $  6.80
      Quarter ended 12/31/99                 $ 5.86   $ 13.36
      Quarter ended 03/31/00                 $ 2.50   $  7.73
      Quarter ended 06/30/00                 $ 1.16   $  3.00

     Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

     As of June 30, 2000, the Registrant had 4,880 shareholders of record and in excess of 2,000 persons who were beneficial shareholders of its common stock.

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis

     The Registrant has incurred net losses and negative cash flows from operating activities since its inception in 1987. The Registrant had cash and cash equivalents of approximately $395,511 and $572,951 as of June 30, 2000 and 1999, respectively, and a working capital deficit of $(4,638,281) and $(3,860,552) as of June 30, 2000 and 1999, respectively.

     The Company's revenues increased from $1,271,673 to $6,571,603 between the years ended June 30, 1999 and June 30, 2000, respectively. This represents an increase of 417% in revenue. This increase occurred primarily as the result of new telecommunication services contracts secured by the Company with new and existing customers in fiscal year 1999 and 2000. Further, the Company increased its internal sales force and independent distributor network relative to fiscal year 1999.

     In fiscal year 2000, the Company recognized stock based compensation charges aggregating $3,877,338. Such charges were generally recognized when the estimated fair market value of restricted stock issued by the Company exceeded the estimated fair value of consideration received by the Company in such transactions. These charges are comprised of the following: $1,134,000 related to an officer's conversion of accrued salaries and expenses into restricted common stock, $863,347 related to a consultant's conversion of accrued fees and expenses into restricted common stock, $1,100,000 related to shares of restricted common stock issued to an officer for the pledging of his personal assets and personal guarantee, and $581,850 related to the sale of restricted common stock. In addition, an officer of the Company vested in 166,668 stock options, and the Company recognized a related expense of $198,141. Selling, general and administrative expenses increased from $2,036,957 in fiscal year 1999 to $2,238,527 in fiscal year 2000, or a 10% increase. This overall increase was the result of several factors including increases in salaries, wages and benefits, payroll taxes, contract and temporary labor, travel and occupancy costs to support the Company's increased operations in fiscal year 2000. Further, marketing, promotion, and selling expenses also increased in an effort to develop and expand the Company's operating strategies. Professional services decreased in fiscal year 2000 to $401,175 from $428,600 in fiscal year 1999 primarily as the result of lower legal fees. Such fees declined in fiscal year 2000 as the Company negotiated the settlement of several previously outstanding litigious matters. Depreciation and amortization expenses increased to $32,700 in fiscal year 2000 from $32,656 in fiscal year 1999. The increase in net interest expense from $333,250 in fiscal year 1999 to $8,084,799 in fiscal year 2000 related to the NPC notes payable conversion to common stock whereby, the Company converted $1,100,717 of notes payable, and related accrued interest thereon, into an aggregate of 3,374,159 shares of the Company's restricted common stock. Because the estimated fair market value of the common stock issued to the note holders exceeded the carrying amounts of the notes payable and accrued interest, the Company recognized an effective interest charge of $7,669,197. The Company also realized losses on the sale of marketable equity securities that aggregated $130,321, and recognized litigation settlement expenses aggregating $83,200 in fiscal year 2000. During fiscal year 2000, the Company recognized extraordinary gains related to the extinguishment of debt under capital lease agreements of $769,394, and the extinguishment of debt with a vendor in the amount for $666,621 resulting from a lawsuit settlement. As a result of the above, the Company's net loss for fiscal year 2000 increased to $12,866,278 ($1.23 per share) from $4,826,505 in fiscal year 1999 ($1.05 per share).

     This Annual Report on Form 10-KSB for the year ended June 30, 2000 (the "Form 10-KSB") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as "expects," "anticipates," "intends," "estimates," "believes" and words of similar import. These forward-looking statements relate to plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operation matters, the inclusion of forward-looking statements in this Form 10-KSB should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-KSB.

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

     Additionally, management announced in August 1999 the strategic alliance with licensed long distance carrier Comnet that which would have broadened their international pre-paid network services into Mexico. This network did not provide the quality or the capacity that the Company had desired to attain. Therefore, the Company continued negotiating and prepared to move forward with additional strategic alliances' in Mexico, Paraguay, India and Italy that management believes will further increase revenues and cash flow. The Registrant will also continue to search for additional sources of equity financing through the private placement of its common stock.

     The Registrant is also pursuing other joint venture, merger or acquisition opportunities that may provide additional capital resources during fiscal 2001 and beyond.

Year 2000

     During the year ended June 30, 1999, management determined that the telephone switching and platform assets acquired from Ark-Tel, Inc. were not year 2000 compliant and that significant upgrades were required to prepare the equipment to properly function in the year 2000. As a result, the Company has ceased payment of required rents. As a result of the cessation of required rents, the Company is currently in default per the related lease terms. In connection with the above, the Company has recognized a related asset impairment charge of approximately $651,000 during the year ended June 30, 1999. The Company does not believe that it will be required to significantly modify its internal computer systems, or any equipment or products, other than the equipment mentioned above. There can be no assurance that another entity's failure to ensure year 2000 capability would not have an adverse effect on the Company.

     As of the date of this report, management is not aware of any other year 2000 related issues.

ITEM 7.    FINANCIAL STATEMENTS

     Financial statements are referred to in Item 13(a) and listed in the Index to Consolidated Financial Statements filed as part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.



                              PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a)   Identification of Directors and Executive Officers

     The Registrant, pursuant to its bylaws, maintains a Board of Directors of between one and twenty-five directors and officers, comprised of President, Secretary and Chief Financial Officer. The same person may hold any two or more officer positions. The directors and officers during fiscal year 2000 and fiscal year 1999 are as follows:


Name                Position Held            Age  Dates of Service
----                -------------            ---  ----------------
Joseph Monterosso   Director and President   51   November 25, 1996 to Present
                    Chairman of the Boark         August 8, 1997 to Present

Russell F. McCann   Director                 44   September 23, 1998 to Present

Dennis Houston      Director                 55   August 8, 1997 to Jan.28.2000
                    COO                           July 1, 1997 to June 29, 1998

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

ITEM 10.  EXECUTIVE COMPENSATION

(a)   Summary Compensation Table

The following summary compensation table sets forth in summary form the compensation received during each of the Registrant's last three completed fiscal years by the Registrant's Chief Executive Officer. No other executive earned in excess of $100,000.


                             LONG TERM COMPENSATION
--------------------------------------------------------------------------------
                           ANNUAL COMPENSATION          Awards         Payouts
--------------------------------------------------------------------------------
                         Salary    Bonus  Other   Restricted                All
                                          Annual  Stock              LTIP Other
                                           Comp   Award(s)  Options  Pay-  Comp
                                                                      Outs
                              $      $      $       $         #       $     $
--------------------------------------------------------------------------------
Joseph Monterosso   2000  $250000(1) -   $1134000   -      166,668    -     -
 President &
 Director           1999  $250000(1) -      -       -         -       -     -
  (11-25-96 through
   12-31-99)        1998  $175000(1) -      -       -         -       -     -
 CEO & Director
  (1-1-00 through
   6-30-00)
--------------------------------------------------------------------------------
(1) Mr. Monterosso has not taken his salary compensation in the form of cash for the past three years. Mr. Monterosso typically elects to converts his accrued salary to restricted common stock. (2) Refer to Item 6.


(b)   Option and Long Term Compensation

     During fiscal year 1999, there were no options granted or exercised. During fiscal year 2000, options were granted to the Chief Executive Officer that are discussed in Item 10(d).

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

     Effective January 1, 2000, the Company and Mr. Monterosso entered into an Executive Employment Agreement for Mr. Monterosso to serve a three year term as the Company's Chief Executive Officer. The agreement may be extended for two additional years by mutual written consent of Mr. Monterosso and the Company. The agreement provides for annual compensation of $250,000 with annual increased of $25,000. Additionally, Mr. Monterosso will earn annual bonuses ranging from $100,000 to $150,000 if the Company achieves certain pre-determined revenue targets. During the first year of the agreement, Mr. Monterosso may convert accrued salary to shares of the Company's common stock at a rate equal to 50% of the stock's fair market value averaged over the preceding 15-day pay period. In addition, Mr. Monterosso was granted stock options in the amount of 333,333 shares in the first year and 200,000 shares in each of the second and third years. Such options are exercisable at $1.56 per share, vest in equal monthly installments, and expire five years from the last day of Mr. Monterosso's employment. As of June 30, 2000, 166,668 options have vested, and accordingly, the Company recognized a stock based compensation charge of $198,141 during the year ended June 30, 2000. None of the vested options have been exercised by Mr. Monterosso.

(e)   Director Compensation

     The Registrant has no standard arrangements by which its directors are compensated.

(f)   Interlocking Relationships of Directors

     As of the date of this Report, there are no interlocking relationships of Directors.

ITEM  11.  SECURITY   OWNERSHIP   OF  CERTAIN   BENEFICIAL   OWNERS  AND
           MANAGEMENT.

     The following table sets forth, as of June 30, 2000, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more of the Registrant's voting securities and each officer, director, director nominees, and all officers and directors as a group. Unless otherwise indicated, each person has beneficial voting and investment power with respect to the shares owned.

                              Shares of Common
Name of Beneficial Owners     Number   Percentage
Joseph Monterosso            2,151,668     17%
Russell F. McCann, Jr.       1,111,900      9%
Brad Hunt                      632,106      5%
Dano Construction, Inc.        573,839      5%
Walter & Linda Gauger          451,537      4%
All directors and executive  3,263,568     26%
-------------------------------------------------


     The following table sets forth, as of June 30, 2000, the 14% Preferred Stock ownership of all holders of more than five percent of the 14% Preferred Stock of the Registrant. No officers or directors own any shares of the 14% Preferred Stock.

                               Shares of 14%
Name of Beneficial Owners     Number   Percentage
-------------------------     ------   ----------
Raymond C. Kitely             30,000     17.6%
Eli Moshe                     10,000      5.9%
Walter K. Theis, M.D.         20,000     11.8%
David Serer,                  77,500     45.6%
 Chapter 7 Trustee for the
 Estate of David Paletz
Neil Miller                   15,000      8.8%
David Sheetrit                10,000      5.9%
-------------------------------------------------------


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

a)     Sale of Common Stock to Blackstone Calling Cards, Inc.

     In September 1999, the Company sold 140,000 shares of restricted common stock to Blackstone, a significant customer, for cash proceeds aggregating $510,000. Because the estimated fair market value of the restricted common stock sold to Blackstone exceeded the purchase price paid by Blackstone by the aggregate amount of $327,120, the Company recognized a corresponding stock compensation charge during the year ended June 30, 2000.

     In November 1999, the Company sold 133,333 shares of restricted common stock to Blackstone. In exchange, the Company received a receivable in the aggregate amount of $250,000. Such receivable does not bear interest, has no stated repayment terms and is collateralized by 66,667 shares of the Company's common stock previously sold to Blackstone. Because the estimated fair market value of the restricted common stock sold to Blackstone exceeded the purchase paid by Blackstone by the aggregate amount of $254,730, the Company recognized a corresponding stock compensation charge during the year ended June 30, 2000.

b)     Transactions with the Chief Executive Officer and Chairman

     In December 1999, the Company's Chief Executive Officer and Chairman converted $383,463 of accrued salary owed to him pursuant to his employment agreement, and $76,837 of accrued expenses owed to his wife, into 666,667 shares of the Company's restricted common stock. In connection with this conversion, the Company recognized compensation expenses of $1,134,000. Such expenses were determined by multiplying the number of shares issued to the Chief Executive Officer and Chairman by the closing price of the Company's common stock on the date of the conversion, less a 15% discount factor based on the restricted nature of the shares issued.


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

c)     Stock Transaction with a Director's Wife

     In December 1999, the wife of a director of the Company converted accrued compensation and expenses aggregating $284,586 into 379,448 shares of the Company's restricted common stock. In connection with this conversion, the Company recognized a related stock compensation charge aggregating $863,347 during the year ended June 30, 2000. Such charge was determined as the amount by which the estimated fair market value of the restricted common stock issued exceeded the aggregate carrying amount of the accrued compensation and expenses.

d)     Related Party Note Payable Conversions

     In connection with current year note payable conversions, the Company's Chief Executive Officer and Chairman will receive an aggregate of 671,626 restricted shares of common stock, his wife will receive and aggregate of 94,647 restricted shares of common stock, and a relative will receive 10,062 restricted shares of common stock. In addition, a director of the Company will receive an aggregate of 106,911 restricted shares of common stock, his wife will receive and aggregate of 76,506 shares of restricted common stock, and a relative will receive 24,907 restricted shares of common stock.

e)    Due to Officers and Related Party

     As of June 30, 2000, the Company owes Mr. Monterosso, an officer, and his wife a net aggregate amount of $235,474. Such amounts do not bear interest, are not collateralized, and have no fixed repayment terms. During each of the years ended June 30, 2000 and 1999, the Company recorded aggregate salaries and consulting expenses to these two individuals of approximately $350,000, and such amounts are included in the selling general, and administration expenses in the accompanying consolidated statements of operations and comprehensive loss.

e)     Due to Officers and Related Party

     On April 1, 1994, NPC entered into an employment agreement with Joseph Monterosso to serve as NPC's Chief Executive Officer. In conjunction with the acquisition of NPC, Mr. Monterosso became the Company's President and Director on November 25, 1996, and Chairman on August 8, 1997. The agreement provides for annual compensation to Mr. Monterosso of $250,000.

f)    Employment Agreement with Chief Executive Officer

     Effective January 1, 2000, the Company and Mr. Monterosso entered into an Executive Employment Agreement for Mr. Monterosso to serve a three year term as the Company's Chief Executive Officer. The agreement may be extended for two additional years by mutual written consent of Mr. Monterosso and the Company. The agreement provides for annual compensation of $250,000 with annual increases of $25,000. Additionally, Mr. Monterosso will earn annual bonuses ranging from $100,000 to $150,000 if the Company achieves certain pre-determined revenue targets. During the first year of the agreement, Mr. Monterosso may convert accrued salary to shares of the Company's common stock at a rate of $3.75 per share. During the second and third years, accrued salary may be converted to shares of the Company's common stock at a rate equal to 50% of the stock's fair market value averaged over the preceding 15-day pay period. In addition, Mr. Monterosso was granted stock options in the amount of 333,333 shares in the first year and 200,000 shares in each of the second and third years. Such options are exercisable at $1.56 per share, vest in equal monthly installments, and expire five years from the last day of Mr. Monterosso's employment. As of June 30, 2000, 166,668 options have vested, and accordingly, the Company recognized a stock based compensation charge of $198,141 during the year ended June 30, 2000. Mr. Monterosso has exercised none of the vested options.

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

     Exhibit
     Number Description

     24.1       Schedule of Subsidiaries.

     27.        Financial Data Schedule

(b)      Reports on Form 8-K

     The Company filed no reports on Form 8-K for fiscal year 2000.


                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TOTALAXCESS.COM, INC.
                         (formerly Group V Corporation)



Date: October 23, 2000         By:       //s//                            __
                                  ------------------------------------------
                   Joseph Monterosso, Chief Executive Officer
                                   and Director

Date: October 23, 2000         By:       //s//
                                  Russell F. McCann, Jr., Director



      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: October 23, 2000        By:       //s//
                                 Joseph Monterosso, Chief Executive Officer
                                  and Director


Date: October 23, 2000        By:      //s//
                                 Russell F. McCann, Jr., Director

                              TOTALAXCESS.COM, INC.
                         (formerly, Group V Corporation)

                                       F-1
                                Table of Contents





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

      Consolidated Statements of Operations and Comprehensive Loss        F-5

      Consolidated Statements of Stockholders' (Deficit) Equity           F-6

      Consolidated Statements of Cash Flows                               F-7

      Notes to Consolidated Financial Statements                          F-9

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
TotalAxcess.com, Inc.
(formerly, Group V Corporation)


We have audited the accompanying consolidated balance sheet of TotalAxcess.com, Inc. (formerly, Group V Corporation) (the "Company") as of June 30, 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' (deficit) equity and cash flows for each of the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2000, and the consolidated results of their operations and their cash flows for each of the years ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations, and has net working capital and stockholders' equity deficiencies. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                          HASKELL & WHITE LLP

October 18, 2000
Irvine, California

                             TOTALAXCESS.COM, INC.
                         (formerly, Group V Corporation)

                           Consolidated Balance Sheet
                               As of June 30, 2000



                                     Assets

Current assets
   Cash and cash equivalents......................................$    395,511
   Accounts receivable............................................   1,425,217
   Inventories....................................................      27,553
   Prepaid expenses...............................................      13,735
   Employee advances..............................................       8,829
 ..Total current assets                                               1,870,845
Equipment and furniture, net (Note 3).............................     271,562
Deposits and other assets.........................................     258,563

            Total assets                                          $  2,400,970


                     Consolidated Balance Sheet (continued)
                               As of June 30, 2000



                 Liabilities and Stockholders' (Deficit) Equity

Current liabilities
   Accounts payable                                               $  1,291,063
   Accrued expenses                                                    383,138
   Due to officer and related party (Note 6)                           235,474
   Accrued litigation settlements (Note 8)                              35,776
   Capital lease obligations, current portion (Notes 3 and 8)            6,355
   Common stock payable (Note 4)                                     4,557,320
Total current liabilities                                            6,509,126
Capital lease obligations, noncurrent portion (Notes 3 and 8).....         536
 ....Total liabilities                                                6,509,662

Commitments and contingencies (Notes 4, 6, 8, and 11)

Stockholders'  (deficit)  equity  (Note 5)  Preferred  stock - par  value  $.01;
   authorized 1,000,000 shares; 14% cumulative convertible;  redeemable;  issued
   and
   outstanding 170,000 shares (aggregate liquidation of $170,000) 1,700 Preferred Stock Series B - par value $2.00; authorized 150,000 shares; convertible; no shares issued and outstanding Common stock - par value $.15; authorized 22,200,000 shares; 12,423,834 shares issued and outstanding 1,863,575
Additional paid-in capital                                          31,046,404
   Common stock receivable                                            (250,000)
   Accumulated deficit                                             (36,770,371)
   ...      Total stockholders' (deficit) equity                    (4,108,692)

   ...      Total liabilities and stockholders' (deficit) equity  $  2,400,970

          Consolidated Statements of Operations and Comprehensive Loss
                   For the Years Ended June 30, 2000 and 1999


                                                    2000              1999

Revenues                                        $  6,571,603      $  1,271,673
Operating costs                                    6,021,005         1,193,225
            Gross profit                             550,598            78,448

Cost and expenses
   Stock based compensation                        3,877,338                 -
   Selling, general and administrative             2,238,527         2,036,957
   Professional services                             401,175           428,600
   Interest expense, net                           8,084,799           333,250
   Realized loss on sale of marketable
     equity securities                               130,321           195,459
   Litigation settlement expenses (Note 7)            83,200           876,789
   Depreciation and amortization                      32,700            32,656
   Asset impairment charge (Note 3)                        -           651,450
   Provision for stockholder and affiliate receivables
    (Notes 2 and 5)                                        -           515,967
            Total costs and expenses             (14,848,060)       (5,071,137)

Loss before provision for income taxes and
   extraordinary item                            (14,297,462)       (4,992,689)
Provision for income taxes (Note 7)                    4,831             1,345
Net loss before extraordinary items              (14,302,293)       (4,994,034)
Extraordinary items (Note 9)                       1,436,015           167,529
Net loss                                         (12,866,278)       (4,826,505)

Other comprehensive (loss) income:
   Unrealized holding loss arising
     during the year                                       -           (31,051)
   Reclassification adjustment for
     losses included in net loss                           -           145,775
Other comprehensive income                                 -           114,724
Comprehensive loss                              $(12,866,278)     $ (4,771,781)

Net loss applicable to common stock             $(12,890,078)     $ (4,850,305)

Basic and diluted net loss per common share     $      (1.23)    $       (1.05)

Weighted average common shares outstanding        10,435,151         4,579,580



                              TOTALAXCESS.COM, INC.
                         (formerly, Group V Corporation)
            Consolidated Statements of Stockholders' (Deficit) Equity
                   For the Years Ended June 30, 2000 and 1999
------------------------------------------------------------------------------------------------------------------
                            Preferred                  Additional  Common     Accumulated            Stockholders'
              Preferred     Series B     Common Stock    Paid-In   Stock      Other Comp.  Accumulated   (Deficit)
            Shares Amount Share  Amount  Shares  Amount  Capital   Receivable    Loss        Deficit        Equity
------------------------------------------------------------------------------------------------------------------
Balances,
6/30/98     170000 $1700  150000 $300000 3322325 $498348 $16635791 $(515967)  $(214869)   $(19077588)   $(2372585)
------------------------------------------------------------------------------------------------------------------
Conversion of Preferred Stock
 Series B       -      - (114807)(229614) 596996   89550    140064        -          -              -           -
------------------------------------------------------------------------------------------------------------------
Conversion of notes
 payable        -      -       -       - 1867968  275695    399488        -          -              -      675183
------------------------------------------------------------------------------------------------------------------
Common stock
 issuance       -      -       -       - 2553057  382959   1735550        -          -              -     2118509
------------------------------------------------------------------------------------------------------------------
Write-off of stockholder's
 receivable     -      -       -       -       -       -         -   515967          -              -      515967
------------------------------------------------------------------------------------------------------------------
Other Comprehesive
 income         -      -       -       -       -       -         -        -     114724              -      114724
------------------------------------------------------------------------------------------------------------------
Net loss        -      -       -       -       -       -         -        -          -      ( 4826505)   (4826505)
------------------------------------------------------------------------------------------------------------------
Balances,
6/30/99     17000  $1700   35193 $ 70386 8310346 $1246552 $18910893       -   (100,145)     (23904093)   (3774707)
------------------------------------------------------------------------------------------------------------------
Conversion of Preferred Stock
 Series B       -      -  (35193) (70386) 183004    27450     42936       -          -              -           -
------------------------------------------------------------------------------------------------------------------
Conversion of notes payable
 and accrued interest to
 common stock   -      -       -       - 1740535   261080   4700364       -          -              -     4961444
------------------------------------------------------------------------------------------------------------------
Conversion of accrued expenses to
 common stock   -      -       -       - 1046115   156917   2446757       -          -              -     2603674
------------------------------------------------------------------------------------------------------------------
Common stock in litigation
 settlements    -      -       -       -  202314    30347    874323       -          -              -      904670
------------------------------------------------------------------------------------------------------------------
Common stock issuance for
 cash           -      -       -       -  463521    69529   2506484       -          -              -     2576012
------------------------------------------------------------------------------------------------------------------
Common stock issuance for
 receivable     -      -       -       -  133333    20000   484730  (250000)         -              -      254730
------------------------------------------------------------------------------------------------------------------
Common stock for personal
 guarantee      -      -       -       -  333333    50000  1050000        -          -              -     1100000
------------------------------------------------------------------------------------------------------------------
Common stock issuance for
 consulting svc -      -       -       -   11333     1700    29917        -          -              -       31617
------------------------------------------------------------------------------------------------------------------
Other Comprehensive loss       -       -       -        -        -        -     100145              -      100145
------------------------------------------------------------------------------------------------------------------
Net loss        -      -       -       -       -        -        -        -          -      (12866278)  (12866278)
------------------------------------------------------------------------------------------------------------------
Balances,
6/30/00    170000 $ 1700       -    $  - 12423834 $1863575 $31046404 $(250000)  $    -     $(36770371)  $(4108692)
==================================================================================================================


                      Consolidated Statements of Cash Flows
                   For the Years Ended June 30, 2000 and 1999

                Increase (Decrease) in Cash and Cash Equivalents


                                                    2000              1999

Cash flows from operating activities:
   Net loss                                     $(12,866,278)     $ (4,826,505)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Interest expense                             8,084,799                 -
      Stock based compensation                     3,877,338                 -
      Depreciation and amortization                   32,700            32,656
      Extraordinary items                         (1,436,015)         (167,529)
      Realized loss on marketable securities         130,321           195,459
      Asset impairment charge                              -           651,450
      Provision for receivables                            -           515,967
      Increase (decrease) from changes in:
       Accounts receivable                          (876,668)         (538,462)
       Inventories                                   (27,553)           41,368
       Prepaid expenses and other current assets      39,802           (46,448)
       Deposits and other assets                    (251,363)                -
       Accounts payable                              834,354           740,071
       Accrued expenses                               27,273           241,849
       Accrued interest                                    -            60,820
       Due to officer and related party              338,790           356,686
       Deferred revenue and other liabilities              -            (7,068)
       Accrued litigation settlements                 35,776           876,798

         Net cash used in operating activities    (2,056,724)       (1,872,888)

Cash flows from investing activities:
   Proceeds from sale of marketable equity
     securities                                       14,514            78,941
   Acquisition of equipment and furniture           (219,263)          (13,442)
   Net cash (used) provided by investing
     activities                                     (204,749)           65,499


                Consolidated Statements of Cash Flows (continued)
                   For the Years Ended June 30, 2000 and 1999

                Increase (Decrease) in Cash and Cash Equivalents


                                                    2000              1999

Cash flows from financing activities:
  Proceeds from loans                                      -           575,900
  Proceeds related to the issuance of
     common stock                                  2,088,327         1,763,870
  Payments on capital lease obligations               (4,294)          (21,838)
       Net cash provided by financing activities   2,084,033         2,317,932
Net (decrease) increase in cash                     (177,440)          510,543
Cash and cash equivalents, beginning of period       572,951            62,408
Cash and cash equivalents, end of period        $    395,511      $    572,951


Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
   Income taxes                                 $      4,831      $      1,345
   Interest                                     $          -      $     20,417

Non-cash investing and financing activities:
   Notes payable converted to common stock $ 1,100,717 $ 591,900 Extinguishment of capital lease obligations
     and related amounts                             769,394                 -
   Preferred Stock Series B converted to
     common stock                               $     70,386     $     229,614
   Acquisition of equipment and furniture and
    assumption of capital leases                $          -      $     14,888

                              TOTALAXCESS.COM, INC.
                         (formerly, Group V Corporation)

                   Notes to Consolidated Financial Statements
                   For the Years Ended June 30, 2000 and 1999


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

Principles of Consolidation

The accompanying consolidated financial statements, include the accounts of TotalAxcess.com, Inc., and its wholly owned subsidiaries, National Pools Corporation ("NPC"), Lottery Publications Corporation, Academy Network Services, Inc., Premier Plus, Inc., and Signature Communications Network, Inc. None of the Company's subsidiaries had significant operations during the year ended June 30, 2000.

As used herein, the above is collectively referred to as the "Company," unless the context indicates otherwise. All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced recurring net losses, and has net working capital and stockholders' equity deficiencies. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are to increase its distribution channels and service capacity through strategic business acquisitions and alliances, focused marketing efforts, and other means. Concurrently, management will attempt to operate with minimal fixed overhead and will attempt to streamline and consolidate administrative functions where appropriate. Management will continue to negotiate payment terms with vendors and attempt to satisfy the Company's obligations with common stock. The ultimate outcome of these plans is uncertain and the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

Revenue Recognition

     The Company's telecommunication services provide personal identification numbers ("PIN's") for its customers, who are primarily distributors of pre-paid phone cards. The PIN's are pre-numbered code combinations that are imprinted on these cards by the customers. This allows for the proper routing and time recording of minutes used on the calling cards. The Company contracts with a provider of switching equipment that processes the phone card calls when they are ultimately used by the end consumer. When cards are ready for distribution to end consumers, customers authorize the Company to activate a specific sequence of PIN's. The Company then immediately notifies its switching equipment contractor to activate the related PIN's.

     The Company recognizes revenue when the risks and rewards of the activated PIN's are transferred to the customer, and when no right of return exists. Typically, this occurs upon first use of the related pre-paid card. However, it may occur earlier when the Company has a contractual right to bill the customer within sixty days after PIN activation, regardless of when the related card is used.

Cash Equivalents

     Cash equivalents are highly liquid investments with maturities of three months or less when acquired.

Marketable Equity Securities

     As of June 30, 1999, marketable equity securities consisted of 650,292 shares of common stock of NuOasis Resorts, Inc. ("NuOasis") (Note 2). The Company classified these equity securities as available-for-sale and, accordingly, they were presented in the Company's consolidated balance sheet at their estimated fair market value based on quoted market prices as of June 30, 1999. Additionally, unrealized losses on these securities were presented as a component of other comprehensive loss in the related consolidated statements of operations and comprehensive loss.

     During the year ended June 30, 2000, the Company sold all 650,292 shares of common stock, and realized a loss on the sale of these securities in the aggregate amount of $130,321. Prior to its disposition of these shares, the Company received a stock dividend from NuOasis that consisted of common stock of five entities that were previously wholly-owned subsidiaries of NuOasis. These five entities currently have no significant operations, and no public market currently exists for their common stock. As a result, management believes that the common stock of these five entities has a nominal value as of June 30, 2000, and accordingly, they have not been valued in the accompanying consolidated financial statements.

Fair Value of Financial Instruments

     Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2000 and considerable judgment is necessary to interpret market data and develop estimated fair value. The Company has determined that the fair value of all financial instruments, which include accounts receivable and capital lease obligations, approximated their carrying values as of June 30, 2000.

Credit Risk

     Financial instruments that potentially subject the Company to credit risk at June 30, 2000 are primarily comprised of accounts receivable. The Company generally does not require collateral on its accounts receivable and informal credit evaluations of its customers are regularly performed.

     As of June 30, 2000, 81% of the Company's accounts receivable is due from RSL Primecall USA, and 19% is due from Blackstone Calling Cards, Inc., which is also a stockholder of the Company.

Credit Risk (continued)

     The Company places its deposits with financial institutions which are considered by management to be of high-credit quality. At times, balances in these cash accounts may exceed the Federal Deposit Insurance Corporation (FDIC) limit of $100,000. Uninsured balances at June 30, 2000 were approximately $383,072.

Equipment and Furniture

     Equipment and furniture are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which is five to seven years. Maintenance and repairs are charged to operations as incurred.

Long Lived Assets

     Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For the purposes of evaluating potential impairment, the Company's assets are grouped by the subsidiary to which they relate. Since adopting this statement, the Company gives consideration to events or changes in circumstances for each of its subsidiaries. Related asset impairment charges are presented on a separate line item in the accompanying consolidated statement of operations and comprehensive loss and are described in Note 3.

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

Loss per Common Share

     Loss per common share is computed based on the net loss for each period, as adjusted for dividends required on preferred stock ($23,800 for each of the years ended June 30, 2000 and 1999) and the weighted average number of common shares outstanding. Common stock equivalents were not considered in the loss per share calculations, as the effect would have been anti-dilutive. A schedule of common shares reserved for issuance upon conversion, redemption or exercise of various equity securities is included in Note 5.

Segments and Related Information

     A public enterprise is required to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers.

     Currently, management believes that the Company has only one reportable operating segment, as the Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. The chief executive officer (the chief operating decision maker), evaluates performance, makes operating decisions, and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements.

     During the years ended June 30, 2000 and 1999, Blackstone Calling Cards, Inc. ("Blackstone"), accounted for approximately 49% and 41% of the Company's revenues, respectively. Blackstone is a stockholder of the Company. During the year ended June 30, 2000, RSL Primecall USA accounted for 48% of the Company's revenues. The Company had no revenues attributed to geographic locations outside the United States during each of the years ended June 30, 2000 and 1999.

2.  Acquisition of National Pools  Corporation and Change in Control of the
Company

     On June 13, 1996, NuOasis Resorts, Inc. ("NuOasis"), the then controlling parent of the Company, granted an option (the "Option") to Joseph Monterosso, the current Chief Executive Officer and Chairman of the Company, to acquire 250,000 Series B Preferred Shares of the Company (the "Series B Shares") owned by NuOasis at that time (Note 5). The Option is exercisable at a price of $13.00 per share and each Series B share is convertible into 5.2 shares of the Company's common stock.

     On December 19, 1996, the Company entered into Stock Purchase Agreements with each of the shareholders of NPC pursuant to which the Company agreed to issue a series of Secured Promissory Notes (the "Notes") in the aggregate principal amount of $1,200,000 and 66,667 shares of the Company's restricted common stock to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC. The Notes are convertible into a maximum of 16,126,667 shares of the Company's common stock. The conversion of the Notes are contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The terms of the conversion are, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted into 100,792 shares of restricted common stock. The Notes are non-recourse to the Company, secured by the assets of NPC, bear interest at 8% per annum, and were due and payable on May 31, 1999 (Note
4). As part of this acquisition, NuOasis and the Company agreed to a debt assumption agreement whereby all Company debt in excess of $20,000 on December 24, 1996, except for amounts owed to certain affiliates, which have been converted into shares of the Company's common stock, was assumed by NuOasis. The NPC Stock Purchase Agreements closed on December 24, 1996.

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

     On August 22, 1997 and effective June 13, 1996, the Option was amended (the "Amended Option") to increase the exercise price for 21,959 of the Series B Shares from $13.00 per share to $72.20 per share, or approximately $1,585,000 for the 21,959 shares of Series B Preferred Stock. The option to purchase the remaining 100,000 shares of Series B Shares was terminated. Concurrently, NuOasis granted Mr. Monterosso a new option to purchase the remaining 100,000 Series B Shares at an exercise price of $11.70 per share. Additionally, as consideration for granting the new option, NuOasis acquired the right to require Mr. Monterosso to purchase all or any remaining unexercised shares of the 100,000 Series B Shares in its entirety by September 1, 1998. In September 1997, NuOasis converted the 100,000 Series B Shares into 520,000 common shares and granted Mr. Monterosso an option to purchase 520,000 common shares at $2.25 per share (the "Common Option").

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

     On September 2, 1997, NuOasis sold to Mr. Monterosso 400,000 New Class D Warrants in consideration for a $1,800,000 promissory note secured by the New Class D Warrants, due in September 1998 (the "Warrant Note"). Each New Class D Warrant is exercisable at $15.00 per share and entitles Mr. Monterosso to receive, upon exercise, two shares of common stock, or a total of 800,000 common shares if all the of the New Class D Warrants are exercised. The New Class D Warrants expire on March 30, 2004, and to date, none of the New Class D Warrants have been exercised.

     In October 1997, the Company entered into an Exchange Agreement with NuOasis in which the Company exchanged the Securities, having a net book value of $1,585,000, for $700,000 in cash, a $500,000 6% secured promissory note receivable and 3,600,000 shares of common stock of NuOasis. Upon the closing of the Exchange Agreement, the Company received cash from NuOasis of $441,801 and the remaining cash balance that was provided for in the Exchange Agreement of $258,199 was applied against amounts Mr. Monterosso owed to NuOasis pursuant to the Common Option and Warrant Note. In addition, the $500,000 6% secured promissory note receivable was not ultimately received by the Company as such amount was also applied against amounts Mr. Monterosso owed to NuOasis pursuant to the Common Option and the Warrant Note. As a result of these transactions, the Company recorded a charge against earnings in the amount of $758,199 during the year ended June 30, 1998.

     In November 1998, the Company filed suit against NuOasis and others alleging fraud and misrepresentation in connection with the above transactions (Note 8).

     As a result of the Company's acquisition of NPC and the sales and purchases of the Series B Preferred Stock, as discussed above, a change in control of the Company occurred and the Company is no longer a controlled subsidiary of NuOasis.


3.    Equipment and Furniture

     Equipment and furniture, net is comprised of the following at June 30, 2000:

            Office equipment, furniture and fixtures              $    180,292
            Telecommunications equipment                               179,776
                                                                       360,068

            Less accumulated depreciation                              (88,506)

                                                                  $    271,562

     Effective March 1998, the Company acquired the telephone switching and platform assets and office equipment of Ark-Tel, Inc., a wholly owned subsidiary of Universal Network Services, Inc. ("UNSI"). NPC's Chief Operating Officer at that time, who was also a director of the Company through December 1999, was a significant shareholder and officer of UNSI. Pursuant to the related Asset Purchase Agreement, the Company acquired certain capital and operating leases (Note 8) whose remaining outstanding principle balances approximated the estimated fair value of the related leased equipment. In exchange, the Company forgave approximately $300,000 that was owed to the Company by UNSI. The excess of the total consideration paid over the estimated fair value of net assets acquired of approximately $300,000 was charged to expense during the year ended June 30, 1998.

     During the year ended June 30, 1999, management determined that the telephone switching and platform assets acquired from Ark-Tel, Inc., were not year 2000 compliant and that significant equipment upgrades were required to prepare the equipment to operate in the year 2000 and beyond. As a result, the Company ceased payment of required rents, which resulted in an event of default per the related equipment lease terms. Based on the above, the Company recorded a related asset impairment charge aggregating $651,450 during the year ended June 30, 1999.

     In December 1999, the lessor repossessed the related assets and the Company recognized an extraordinary gain of $769,394 related to the extinguishment of the debt under the capital lease agreement (Note 9). Such amount represented all amounts due to the related lessor on the date of repossession.

 4.    Convertible Notes Payable

     In connection with the Stock Purchase Agreements with each of the shareholders of NPC (Note 2), the Company issued Secured Promissory Notes (the "Notes") in the aggregate principal amount of $1,200,000. The Notes are convertible into a maximum of 241,900,000 shares of the Company's common stock. The conversion of the Notes is contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The terms of the conversion are, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted into 1,511,875 shares of restricted common stock. The Notes are non-recourse, secured by the assets of NPC, bear interest at 8% per annum, and were due and payable, with related interest, on May 31, 1999. During the year ended June 30, 1999, $134,283 of notes payable was converted to 111,902 shares of the Company's common stock.

     In September 1998, the Company issued $575,900 of 12% convertible, subordinated notes payable, due in April 1999. Certain note holders converted $540,900 of the notes payable into 1,830,508 shares of common stock during the year ended June 30, 1999.

     As a result of the above transactions, the Company's aggregate note payable balance at June 30, 1999 was $1,100,717.

     During the year ended June 30, 2000, the Company and each respective note holder agreed to convert the outstanding principal balance of the notes payable, and all accrued interest thereon, into an aggregate of 3,374,159 shares of the Company's restricted common stock. An aggregate of 1,740,535 share were issued in February 2000, and the remaining 1,633,624 shares are payable in February 2001. As a result, the Company has recorded a common stock payable aggregating $4,557,320 as of June 30, 2000 for the portion of the stock to be released in February 2001. In connection with this note payable conversion, the Company recognized a related effective interest charge in the aggregate amount of $7,669,197. Such charge was determined as the amount by which the estimated fair market value of the restricted common stock issued exceeded the outstanding amount of the notes payable and accrued interest.

 5.    Stockholders' (Deficit) Equity

Common Shares Reserved for Issuance

     At June 30, 2000, shares of common stock were reserved for the exercise and conversion of the following:

      Preferred stock:
         14% Preferred Stock issued and outstanding                     11,333

      Redeemable common stock purchase warrants:
         New Class A (exercisable at $7.50 per share)                  102,000
         New Class B (exercisable at $11.25 per share)                 205,333
         New Class C (exercisable at $15.00 per share)                 100,667
         New Class D (exercisable at $7.50 per share)                  800,000

      Stock options:
        Stock option grants outstanding                                 56,500
         2000 Incentive and Non-qualified Stock Options -
          available for grant                                        2,000,000
         1993 Incentive and Non-qualified Stock Options -
          available for grant                                           80,000
         1991 Non-qualified Stock Options - available for grant         40,000

      Note payable conversion to common stock                        1,740,535

            Total                                                    5,136,368

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

Preferred Stock (continued)

     The 14% Preferred Stock has a liquidation preference of the original purchase price ($1.00 per share) plus unpaid dividends on each share thereof. The balance of proceeds of liquidation, if any, is to be paid to the common stockholders of the Company. A merger or reorganization or other transaction in which control is transferred will be treated similar to liquidation.

     Subject to anti-dilution adjustments, each fifteen shares of 14% Preferred Stock is convertible at any time into one share of the Company's common stock. Each share of the 14% Preferred Stock votes on a 1:1 converted-to-common stock basis, and the holders of 14% Preferred Stock and the holders of common stock shall vote together as one class on all matters submitted to a vote of the Company's stockholders. The conversion ratio of the 14% Preferred Stock to common stock will be proportionally adjusted in the event of dilution, i.e. proportional adjustments for stock splits and stock dividends will be made.

     No 14% Preferred Stock was converted and no dividends were declared or paid on the 14% Preferred Stock during each of the years ended June 30, 2000 and 1999. Dividends in arrears aggregated $229,625 at June 30, 2000.

     In March 1994, the Company issued 250,000 shares of Series B Preferred Stock to NuOasis. The Series B Preferred Stock has no redemption rights and is not entitled to any dividends. It has a liquidation value of $2 per share in preference to any payment on common stock, subject only to rights of the holders of the 14% Preferred Stock. Each share is entitled to 5.2 votes and shall be convertible into 5.2 fully paid and nonassessable shares of common stock, or a total of 1,300,000 shares of common stock if all of the shares of Series B
Preferred Stock are converted. All shares of the Company's Series B Preferred Stock have been converted into common stock as of June 30, 2000.

Private Sale of Common Stock and New Warrants

     During June 1993, the Company undertook a private placement of 25 units for an aggregate sales price of $250,000 ("Private Placement I"), with each unit consisting of 2,667 shares of common stock, 2,667 New Class A redeemable common stock purchase warrants ("New Class A Warrants") and 2,667 New Class B redeemable common stock purchase warrants ("New Class B Warrants"). Each New Class A Warrant entitles the holder to purchase one share of common stock at the price of $7.50 per share for the period from August 1, 1993 to the effective date of a registration statement registering the common stock and the common stock underlying the New Class A Warrants offered and issuable under the related private placement memorandum. Each New Class B Warrant entitles the holder to purchase one share of common stock at the price of $11.25 per share for the period from August 1, 1993 to the effective date of a registration statement registering the common stock and the common stock underlying the New Class B Warrants offered and issuable under the related private placement memorandum.

     During July 1993, the Company undertook a private placement of an additional 25 units for an aggregate sales price of $250,000 ("Private Placement II"), with each unit consisting of 2,667 shares of common stock, 2,667 New Class A Warrants, and 2,667 New Class B Warrants.

     During August 1993, the Company undertook a private placement of an additional 20 units for an aggregate sales price of $200,000 ("Private Placement III"), with each unit consisting of 2,667 shares of common stock, 2,667 New Class A Warrants, and 2,667 New Class B Warrants.

     In connection with Private Placements I, II and III, the Company received aggregate proceeds of $559,000 (net of sales agent and other direct costs which aggregated $141,000) from the sale of 70 units and issued 186,667 shares of common stock, 186,667 New Class A Warrants and 186,667 New Class B Warrants during fiscal year 1993.

     In September 1993, in an effort to encourage early exercise, the Company offered one New Class C redeemable common stock purchase warrant ("New Class C Warrants") for each New Class A Warrant exercised on or before September 30, 1993. In connection with that offer, 103,333 New Class A Warrants were exercised resulting in the issuance of an additional 103,333 shares of common stock for $775,000 and 103,333 New Class C Warrants. Each New Class C Warrant entitles the holder to purchase one share of common stock at the price of $15.00 per share.

Private Sale of Common Stock and New Warrants (continued)

     All New Class A, B and C Warrants are exercisable up to one year after the effective date of the registration of the underlying stock. As of the date of this report, the registration of the underlying stock has not been completed and therefore is not yet effective.

     In March 1994, the Company issued 400,000 New Class D Warrants to NuOasis. Each New Class D Warrant is exercisable at $15.00 per share and will entitle the holder to receive upon exercise two (2) shares of common stock, or a total of 800,000 shares if all of the New Class D Warrants are exercised. The New Class D Warrants expire on March 30, 2004, and to date, none of the New Class D Warrants have been exercised. In September 1997, NuOasis sold the New Class D Warrants to Mr. Monterosso for a $1,800,000 promissory note secured by the New Class D Warrants (Note 2).

2000 Incentive and Non-qualified Stock Option Plans

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

1993 Incentive and Non-qualified Stock Option Plans

     Under stock option plans adopted on January 22, 1993, the Company's Board of Directors may grant "incentive stock options" and "non-qualified stock options" whereby option holders may purchase up to 80,000 shares of common stock prior to the termination of the plan on January 22, 2003. Incentive stock options may only be granted to officers and other employees; non-qualified stock options may be granted to employees, advisors, consultants and members of the Board of Directors of the Company. Incentive stock options may not be granted at a price less than 100% of fair market value as of the date of grant to officers and employees who own less than 10% of the Company's common stock and 110% of fair market value to those officers and employees who own more than 10%. Non-qualified stock options may be granted at a price to be determined by the compensation committee of the Board of Directors on the date such non-qualified stock options are granted. Options are exercisable from the date of grant and expire no later than ten years from the date of grant or such earlier date as determined by the compensation committee at the date of grant. However, the term of an incentive stock option granted to an officer or other employee who at the time of grant owns at least 10% of the Company's common stock, shall not exceed five years. No options have been granted under the 1993 incentive and non-qualified stock options plans.

1991 Non-qualified Stock Options

     Under a stock option plan adopted on February 1, 1991, the Company's Board of Directors may grant "non-qualified stock options" whereby employees may purchase up to 40,000 shares of common stock prior to the termination of the plan on February 1, 2001. Options must be granted at no less than 85% of fair market value as of the date of grant. Options are exercisable from the date of grant and expire no later than five years from the date of grant. No options were issued or exercised during each of the years ended June 30, 2000 and 1999 and 40,000 options remain available for grant as of June 30, 2000.

1989 Incentive Stock Option and Non-qualified Stock Option Plans

     In July 1999, the 1989 incentive stock option and non-qualified stock option plans were terminated.

The NuOasis Option

     In March 1994, the Company granted to NuOasis a nontransferable option for the purchase of up to 410,667 shares of the Company's common stock. The exercise price and total number of shares that can be purchased upon exercise of the option is equal to the exercise price and number of shares of common stock subject to New Class A, New Class B and New Class C Warrants outstanding at the Closing Date that eventually expired unexercised. The Warrant Agreements extend the expiration dates of the respective warrants to one year after the effective date of a registration statement, at which time NuOasis may exercise its option provided all the New Class A, B and C Warrants have not been exercised. NuOasis does not hold any of the New Class A, B or C Warrants, nor is it currently entitled to exercise its Option. In conjunction with the sale of the New Class D Warrants (Note 2), NuOasis also sold its rights to exercise any remaining unexercised New Class A, New Class B and New Class C Warrants.

Other Stock Options

     A summary of other stock option transactions is as follows:

                                                 Year Ended        Year Ended
                                                June 30, 2000     June 30, 1999

            Outstanding at beginning of year          56,500            56,500
               Granted                               166,668                 -
               Exercised                                   -                 -
               Cancelled                                   -                 -

            Outstanding at end of year               223,168            56,500

     Stock options  granted during the year ended June 30, 2000 are described in
Note 6.

Stock Options Exercised

     During the year ended June 30, 1997, certain affiliates of the Company exercised stock options and the Company received notes in the aggregate amount of $584,167 and aggregate cash payments of $67,874 as consideration for the exercise of these options. The notes were originally due in May 1998 and earn interest at 10% per annum. The Company recorded a provision against related receivables of $515,967 during the year ended June 30, 1999.

 6.    Related Party Transactions

Due to Officers and Related Party

     As of June 30, 2000, the Company owes Mr. Monterosso, an officer, and his wife a net aggregate amount of $235,474. Such amounts do not bear interest, are not collateralized, and have no fixed repayment terms. During each of the years ended June 30, 2000 and 1999, the Company recorded aggregate salaries and consulting expenses to these two individuals of approximately $350,000, and such amounts are included in selling, general, and administration expenses in the accompanying consolidated statements of operations and comprehensive loss.

Transactions with the Chief Executive Officer and Chairman

     On April 1, 1994, NPC entered into an employment agreement with Joseph Monterosso to serve as NPC's Chief Executive Officer. In conjunction with the acquisition of NPC, Mr. Monterosso became the Company's President and Director on November 25, 1996, and Chairman on August 8, 1997. The agreement provides for annual compensation to Mr. Monterosso of $250,000.

     Effective January 1, 2000, the Company and Mr. Monterosso entered into an Executive Employment Agreement for Mr. Monterosso to serve a three year term as the Company's Chief Executive Officer. The agreement may be extended for two additional years by mutual written consent of Mr. Monterosso and the Company. The agreement provides for annual compensation of $250,000 with annual increases of $25,000. Additionally, Mr. Monterosso will earn annual bonuses ranging from $100,000 to $150,000 if the Company achieves certain pre-determined revenue targets. During the first year of the agreement, Mr. Monterosso may convert accrued salary to shares of the Company's common stock at a rate of $3.75 per share. During the second and third years, accrued salary may be converted to shares of the Company's common stock at a rate equal to 50% of the stock's fair market value averaged over the preceding 15 day pay period. In addition, Mr. Monterosso was granted stock options in the amount of 333,333 shares in the first year and 200,000 shares in each of the second and third years. Such options are exercisable at $1.56 per share, vest in equal monthly installments, and expire five years from the last day of Mr. Monterosso's employment. As of June 30, 2000, 166,668 options have vested, and accordingly, the Company recognized a stock based compensation charge of $198,141 during the year ended June 30, 2000. None of the vested options have been exercised by Mr. Monterosso.

Transactions with the Chief Executive Officer and Chairman (continued)

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

Related Party Note Payable Conversions

     In connection with the note payable conversions described in Note 4, the Company's Chief Executive Officer and Chairman will receive an aggregate of 671,626 restricted shares of common stock, his wife will receive an aggregate of 94,647 restricted shares of common stock, and a relative will receive 10,062 restricted shares of common stock. In addition, a director of the Company will receive an aggregate of 106,911 restricted shares of common stock, his wife will receive an aggregate of 76,506 shares of restricted common stock, and a relative will receive 24,907 restricted shares of common stock.

Stock Transactions with Blackstone Calling Cards, Inc.

     In September 1999, the Company sold 140,000 shares of restricted common stock to Blackstone, a significant customer, for cash proceeds aggregating $510,000. Because the estimated fair market value of the restricted common stock sold to Blackstone exceeded the purchase price paid by Blackstone by the aggregate amount of $327,120, the Company recognized a corresponding stock compensation charge during the year ended June 30, 2000.

     In November 1999, the Company sold 133,333 shares of restricted common stock to Blackstone. In exchange, the Company received a receivable in the aggregate amount of $250,000. Such receivable does not bear interest, has no stated repayment terms and is collateralized by 66,667 shares of the Company's common stock previously sold to Blackstone. Because the estimated fair market value of the restricted common stock sold to Blackstone exceeded the purchase paid by Blackstone by the aggregate amount of $254,730, the Company recognized a corresponding stock compensation charge during the year ended June 30, 2000.

7. Income Taxes

     The income tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows as of June 30:

                                                    2000              1999

      Stock based compensation                  $  1,807,000      $    259,501
      Interest expense                             3,569,800           349,328
      Accrued expenses                                81,000            68,844
      Valuation allowance                         (5,457,800)         (677,673)

            Current portion of deferred tax
              assets                            $          -      $          -

      Net operating loss carryforwards          $  6,551,110         6,230,800
      Valuation allowance                         (6,551,110)       (6,230,800)

            Long-term portion of deferred
              tax assets                        $          -      $          -

     The reconciliation of income taxes computed at the federal statutory tax rate to income tax expense at the effective income rate is as follows:

                                                        2000              1999
      Federal statutory income tax rate                (34.0)%           (34.0)%
      Increases (decreases) resulting from:
          State tax effect                              (8.5)            (10.5)
          Net change in valuation allowance             42.5              44.5
      Effective income tax rate                            -%                -%

     The Company has federal and state net operating losses ("NOL's") approximating $16,801,000 and $14,805,000, respectively, as of June 30, 2000. A significant portion of the NOL's resulted from the acquisition of NPC and are likely to be subject to ownership change limitations. The federal NOL's carryforwards begin to expire in fiscal year 2005. The state NOL's carryforwards began expiring in fiscal year 1999. In addition, utilization of the NOL's may be limited on Section 382 of the Internal Revenue Code due to additional ownership changes.

     At June 30, 2000 and 1999, a 100% valuation allowance has been provided to reduce the Company's net deferred tax assets for the amount by which the deferred tax asset exceeded the net deferred tax liability resulting from all temporary differences. The Company has provided the allowance since management could not determine that is was "more likely than not" that the benefits of the deferred tax assets would be realized.

 8.    Commitments and Contingencies

Legal Proceedings

     On August 28, 1998, the Company was named in a lawsuit filed by Worldcom Network Services, Inc. ("Worldcom") to recover the sum of $2,208,362 allegedly due and owing as a result of a debt that the Company allegedly guaranteed on behalf of UNSI. Although the Company denies liability on the guarantee, the Company reached a settlement with Worldcom in which the Company transferred 177,778 shares of its restricted common stock to Worldcom. In exchange, Worldcom agreed to release the Company from any and all liability, known and unknown up to the date of the related settlement agreement, which is November 3, 1999. As a result of the settlement, the Company recorded a litigation settlement expense of $712,560 during the year ended June 30, 1999. The expense was determined by multiplying the number of shares issued upon settlement by the closing price of the Company's common stock on the date of settlement, less a 10% discount factor based on the restricted nature of shares issued.

     On October 2, 1998, Pickett Communications, Inc. ("Pickett") filed a complaint for monetary damages and challenged the Company's rights to use the HitLoTTo logo. In July 1999, a settlement agreement was executed that required the Company to release 14,536 shares of its restricted common stock to Pickett. This stock had previously been issued to Pickett pursuant to a contract dated October 14, 1997 in which the Company agreed to pay Pickett for services it provided to NPC. The Company had previously refused to release the common stock, as NPC disputed certain charges which it believed were unauthorized. As a result of the settlement, the Company recorded a litigation settlement expense of $141,287 during the year ended June 30, 1999. The expense was determined by multiplying the number of shares issued upon settlement by the closing price of the Company's common stock on the date of settlement, less a 10% discount factor based on the restricted nature of shares issued.

     On February 19, 1999, Accountempts and RHI Management Resources filed a complaint for breach of contract to recover approximately $26,000 allegedly due and owing for temporary employment services. In July 1999, a settlement agreement was executed in which the Company agreed to pay an aggregate amount of $24,000 at the rate of $2,000 per month. As the Company previously accrued $35,475 to these parties, the Company recorded a reduction of litigation settlement expenses of $11,475 during the year ended June 30, 1999.

     On August 30, 1999, the California Labor Commissioner awarded Joseph Arton $34,426 in wages, interest and penalties based on claims that this individual was an employee of the Company. As a result of the Company's appeal filed on September 20, 1999, Joseph Arton filed a related complaint. Although the Company contends that Joseph Arton was not an employee of the Company, but was an independent contractor, the Company recognized a $34,426 litigation expense with respect to this matter during the year ended June 30, 1999. In December 1999, the Company settled this matter and issued 10,000 shares of restricted common stock. As a result of this settlement and related stock issuance, the Company recognized an additional expense of $16,424 during the year ended June 30, 2000. The expense was determined by multiplying the number of shares issued upon settlement by the closing price of the Company's common stock on the date of settlement, less a 15% discount factor based on the restricted nature of shares issued.

     On November 10, 1998, the Company filed legal action (TotalAxcess, Inc. v. NuOasis Resorts, Inc; Nona Morelli's II, Inc.; NuOasis International, Inc.; Fred Luke, Jr.; Rocci Howe; Steven H. Dong; John D. Desbrow; Archer & Weed; Richard
Weed) in San Francisco Superior Court. The suit alleges fraud and misrepresentation in the sale of securities, which were not qualified for sale and professional malpractice against legal counsel. On July 26, 1999, NuOasis Resorts, Inc. and Nona Morelli's II, Inc. filed a cross complaint against the Company alleging claims for breach of contract, fraud, material misrepresentation in the purchase of securities and libel, and seeks rescission of certain contracts and the imposition of a constructive trust over certain securities. Also on July 26, 1999, Rocci Howe, Fred Luke, Jr. and Steven Dong filed cross complaints against the Company alleging claims for breach of contract, indemnity and libel. All counsel have stipulated to a change in venue from San Francisco to Orange County Superior Court, and the San Francisco Court has transferred the file to the Orange County Court. The trial date is set for March 2001. The Court ordered that all claims the Company has against Richard Weed are to be arbitrated subsequent to the completion of the trial against the other defendants. Management plans to vigorously pursue its complaint and defend each cross complaint, which it believes lack substantial merit. Based on information presently available, management is unable to determine the amount of the potential loss contingency, if any.

     On January 6, 1999, the Company filed a lawsuit against Dennis Houston, a former officer of NPC and a Director of the Company through December 1999. This complaint alleges breach of fiduciary duty by Mr. Houston as one of the Company's directors for failing to disclose material facts in the Ark-Tel Asset Purchase Agreement which management believes resulted in the Company's being sued by Worldcom Network Services, Inc. (see above). On June 29, 1999, Mr. Houston filed a cross complaint alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, misrepresentation, fraud and embezzlement. The Company is vigorously pursuing the matter against Mr. Houston and plans to vigorously defend the cross complaint. This action is presently being tried. Based on information presently available, management is unable to determine the amount of the potential loss contingency, if any.

     On June 26, 1997, the Company filed a lawsuit against Network Long Distance, Inc. and their stock transfer agent to compel them to release shares of Network Long Distance, Inc.'s common stock (the "Shares") that was received by the Company in connection with a release of liability granted to NuOasis Resorts, Inc. (Note 2). Once the Shares were properly transferred to the Company, the Company dismissed its claims as moot. However, Network Long Distance, Inc. (currently known as Eclipse Communications, Inc. or "Eclipse") continues to pursue the Shares through its counterclaims. Eclipse is claiming that it owns some or all of the Shares and is seeking damages and an injunction prohibiting the transfer of the Shares. In response to Eclipse's allegations, management is vigorously contesting the litigation, as it believes the case to be groundless and without merit. In February 2000, Eclipse's case was dismissed with prejudice. However, in March 2000, Eclipse filed a Notice of Appeal, and in August 2000, filed its opening brief. The Company is preparing an answer brief, and thereafter, Eclipse will have an opportunity to presently file a reply brief. In the event the case is returned to the trial court, management is unable to predict the ultimate outcome of the matter. If Eclipse ultimately prevails, it may be able to recover a significant portion of the Shares, or the value thereof. Additionally, Eclipse may be entitled to statutory interest from 1997 through the trial.

     In August 2000, the Company settled a lawsuit with Comms Peoples, Inc. that requires the Company to make payments aggregating $14,000. Such amounts have been fully accrued in accounts payable as of June 30, 2000.

     In September 2000, the Company settled a lawsuit with Cross Communications, Inc. ("Cross") whereby Cross agreed to dismiss its claims against the Company for nonpayment of $666,621 of services provided by Cross and accrued by the Company. In exchange, the Company agreed to dismiss its counter-claims against Cross, which related primarily to the quality of the services provided to the Company by Cross. As a result of this settlement and debt forgiveness, the Company recognized an extraordinary gain in the amount of $666,621 during the year ended June 30, 2000 (Note 10).

     In September, 2000, the Company settled a matter with M.H. Meyerson & Co. ("Meyerson") who claimed that it was entitled to 47,860 warrants to purchase common stock of the Company pursuant to a December 12, 1997 Investment Banking Agreement. In connection with the settlement, the Company issued 20,000 shares of restricted common stock and recorded a litigation settlement expense and an accrued litigation settlement liability of $23,375 during the year ended June 30, 2000. The expense was determined by multiplying the number of shares issued upon settlement by the closing price of the Company's common stock on the date of settlement, less a 15% discount factor based on the restricted nature of the shares issued.

     In November 1999, the Company was served with Summons and Complaint in an action filed by Republic Leasing Co., Inc. The action arose out of facts related to the Ark-Tel and Dennis Houston matter discussed above and concerned an equipment lease. Plaintiff sought approximately $29,000 plus prejudgment interest and attorney fees and costs. A settlement agreement was reached in May 2000 whereby the Company paid the aggregate amount of $31,000. Upon its receipt of the final payment, the plaintiff caused the action against the Company to be dismissed. The settlement amount is an element of the damages sought by the Company in its pending action against Dennis Houston discussed above.

     In February 2000, Waterview Resolution Corporation filed and served a complaint against National Pools Corporation for money owed in the amount of $59,673. The action arose out of a guarantee on leased equipment assumed by the Company on behalf of Ark-Tel and Dennis Houston. A settlement agreement was reached in May 2000 whereby the Company agreed to pay the aggregate amount of $40,000 to the plaintiff in four equal monthly installments commencing June 1, 2000. Upon its receipt of the fourth and final payment on or about October 1, 2000, the plaintiff dismissed the case in its entirety. The settlement amount is an element of the damages sought by the Company in its pending action against Dennis Houston discussed above. During the year ended June 30, 2000, the Company recorded a litigation settlement expense and an accrued litigation settlement liability in the amount of $12,401. Such represents the amount by which the settlement exceeded previously accrued amounts.

     The Company is, from time to time, involved in various lawsuits generally incidental to its business operations, consisting primarily of collection actions and vendor disputes. The Company does not believe that such claims and lawsuits, either individually or in the aggregate, will have a material adverse effect on its consolidated operations or consolidated financial condition.

Corporate Financing Program

     During the year ended June 30, 1999, the Company implemented a program in which current stockholders were invited to exchange their free trading shares of common stock for a larger number of restricted common shares. Pursuant to the Company's "Corporate Financing Program," each free trading share surrendered to the Company entitled the contributing stockholder to 1.1333 shares of restricted common stock. The shares of restricted common stock are issuable upon the Company liquidating the free trading shares surrendered. As of June 30, 1999, there were 69,867 shares of free trading common stock that were held in escrow. During the year ended June 30, 2000, the Company received an additional 167,695 free trading shares and issued, in the aggregate, 190,049 restricted shares pursuant to this program. As of June 30, 2000, there were 444,744 shares of free trading common stock held in escrow that will require the issuance of 504,028 shares of restricted common stock.


Capital and Operating Leases

     The Company sublet office space in San Francisco, California from a stockholder on a month to month basis, which ended in July 1999. In June 1999, the Company entered into a five year operating lease for office space in Oakland, California commencing August 1999. Monthly lease payments under the lease are $12,542. The Company also leased office space in Naples, Florida, and Springdale, Arkansas through April 1999. In addition, the Company acquired certain leases from Ark-Tel, Inc. (Note 3).

     Minimum annual payments related to all noncancelable operating leases are as follows for the years ending June 30:


                  2001                               $     150,503
                  2002                                     150,503
                  2003                                     150,503
                  2004                                     150,503
                  2005                                      12,542


                  Total                              $     614,554

     Rent expense aggregated $258,735 and $182,961 in fiscal years 2000 and 1999, respectively.

     As described in Note 3, certain of the Company's equipment under capital leases was repossessed during the year ended June 30, 2000. The Company's remaining obligations under capital leases are not significant as of June 30, 2000.

Security Interest in Company Assets

     During the year ended June 30, 2000, the Company and Worldcom Network Services, Inc. entered into certain service agreements, and other instruments related thereto, that required the Company to assign and grant to this vendor a lien and security interest in substantially all of the Company's assets. The Company's Chief Executive Officer and Chairman was also required by the vendor to personally guarantee the obligations of the Company pursuant to the service agreements (Note 6).

Year 2000

     Other than the matter described in Note 3, the Company does not believe that the impact of the year 2000 computer issue has had or will have a significant impact on its consolidated operations or consolidated financial position. Also, the Company does not believe that it will be required to further modify its internal computer systems, equipment or products. However, if internal systems do not correctly recognize date information in the year 2000 and beyond, there could be adverse impact on the Company's consolidated operations. There can be no assurance that another entity's failure to ensure year 2000 capability would not have an adverse effect on the Company.

9.     Extraordinary Items

     During the year ended June 30, 2000, certain of the Company's equipment under capital leases was repossessed by the related lessor. As a result, the Company recognized an extraordinary gain of $769,394 related to the extinguishment of the debt under the capital lease agreement (Note 3). In addition, the Company settled a lawsuit with a vendor that resulted in debt forgiveness of $666,621 (Note 8). Such amounts have been recorded as extraordinary items in the accompanying statements of operations and comprehensive loss. The items have not been presented net of tax due to the Company's current year net loss and existing net operating loss carryforwards.

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

10.    Fourth Quarter Adjustments

     The Company recorded certain adjustments in the fourth quarter that related to transactions in earlier quarters in the current fiscal year. The nature and amounts of significant adjustments are as follows:

         Reversal of revenues and accounts receivable          $ 15,458,568
         Reversal of operating costs and accrued expenses       (16,842,392)
         Interest expenses                                        7,715,675
         Stock based compensation charges                         3,877,338
         Extraordinary items for debt forgiveness                  (769,394)
         Conversion of notes payable                              1,100,717
         Settlement of accrued litigation                          (876,798)

     The Company has restated its unaudited quarterly financial statements and filed amendments to its quarterly reports on Form 10-QSB.

11.    Subsequent Events

Acquisition of Justice Telecom Corporation (Unaudited)

     Pursuant to a stock purchase agreement dated August 30, 2000, the Company acquired all of the outstanding common stock of Justice Telecom Corporation ("Justice") in exchange for promissory notes aggregating $1,300,000. The Company has accounted for this business combination as a purchase, and management is presently in the process of evaluating the estimated fair value of the assets and liabilities acquired. The operating results of Justice will be included with the results of the Company from the closing date of the acquisition, which is on or around September 19, 2000. Assuming the business combination had occurred on July 1, 1999, the Company's revenues, net loss, and basic and diluted loss per share would have been $69,300,000, $(24,400,000), and $(2.34), respectively.