Form 10QSB
period 2000-09-30
TOTALAXCESS COM INC
filed 2000-11-15
CIK 828956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 12b-25

                           Notification of Late Filing

                                      Commission File Number 0-18224




    (Check one):[ ] Form 10-K and Form 10-KSB      [ ] Form 11-K
                [ ] Form 20-F                      [X] Form 10-Q and Form 10-QSB
                [ ] Form N-SAR

                      For period ended September 30, 2000

      [  ]  Transition Report on Form 10-K and 10-KSB
      [  ]  Transition Report on Form 20-F
      [  ]  Transition Report on Form 11-K
      [  ]  Transition Report on Form 10-Q and Form 10-QSB
      [  ]  Transition Report on Form N-SAR

      For the transition period ended

     Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

     If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates:




                                     PART I

                             REGISTRANT INFORMATION


                 Full name of registrant TotalAxcess.com, Inc.

                 Former name if applicable Group V Corporation

            Address of principal executive office (Street and Number)

                                201 Clay Street

               City, State and Zip Code Oakland, California 94607

                                          PART II

                                   RULE 12b-25(b) AND (c)

     If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check appropriate boxes.)

[ ](a)The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X](b)The subject annual report, semiannual report, transition report on Forms
      10-K, 10-KSB, 20-F, 11-K or Form N-SAR, or portions thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, 10-QSB, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[ ](c)The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.


                                    PART III

                                    NARRATIVE



                                     PART IV

                                OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification.

            Ralph Brandifino         (510)                   286-8700
                (Name)            (Area Code)             (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) or the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter periods that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

                                                         [ X ] Yes     [  ] No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                                                           [  ] Yes     [X] No

The Registrant anticipates significant increases in revenues, and corresponding increases in costs and expenses, will be reflected in the earnings statement of the current period to be included in the subject report.



                              TotalAxcess.com, Inc.
                  (Name of Registrant as Specified in Charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14, 2000             By:   /s/ Ralph Brandifino
                                           Ralph Brandifino, CFO