Form 10QSB
period 2000-09-30
TOTALAXCESS COM INC
filed 2000-11-16
CIK 828956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For The Quarter Ended September 30, 2000              Commission File No.0-18224

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

Preferred Stock $.01 par value;170000 shares outstanding as of September 30,2000

         Preferred          Stock Series B $2.00 par value; 0 shares outstanding
                            as of September 30, 2000

     Common Stock $.15 par value; 12,423,834 shares as of September 30, 2000



                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                                      INDEX

                                                                            PAGE
                                     PART I

Item 1. Financial Statements

 Consolidated Condensed Balance Sheet as of September 30, 2000 (unaudited). 1 Consolidated Condensed Statements of Operations for the Three Months
  Ended September 30, 2000 and 1999  (unaudited)...........................    2
 Consolidated Condensed Statements of Cash Flows for the
  Three Months Ended September 30, 2000 and 1999 (unaudited)...............    3
 Notes to Consolidated Condensed Financial Statements......................    4

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................    8

                                                    PART II

Item 1. Legal Proceedings..................................................   11

Item 2. Changes in Securities..............................................   12

Item 3. Defaults Upon Senior Securities....................................   12

Item 4. Submission of Matters to a Vote of Security Holders................   12

Item 5. Other Information..................................................   12

Item 6. Exhibits and Reports on Form 8-K...................................   12


Signatures ................................................................   13


  See accompanying notes to these consolidated condensed financial statements.

                                        3


                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                      Consolidated Condensed Balance Sheet
                      As of September 30, 2000 (Unaudited)
                                                                   September 30,
                                                                        2000

Current Assets:
        Cash and cash equivalents .................................$    695,015
        Accounts receivable .......................................   9,305,444
        Notes receivable ..........................................      18,640
        Deferred taxes ............................................     324,873
        Income tax receivable .....................................     250,000
        Inventories................................................      24,259
        Prepaid expenses and other assets..........................      23,100
                                                                   ------------
               Total current assets ...............................  10,641,331
                                                                   ------------
Fixed assets:
        Furniture and equipment ...................................  10,219,341
        Less accumulated depreciation .............................    (254,752)
                                                                   ------------
               Total fixed assets, net ............................   9,964,590
                                                                   ------------
Intangible and other assets:
        Goodwill, less accumulated amortization ...................  15,604,246
            Other assets ..........................................   2,145,256
                                                                   ------------

TOTAL ASSETS.......................................................$ 38,355,422
                                                                   ============

Current Liabilities:
        Capital lease obligations .................................$  1,750,244
        Accounts payable...........................................  30,283,188
        Customer deposits..........................................      56,426
        Common stock payable.......................................   4,557,320
        Accrued expenses...........................................   2,295,361
                                                                   ------------
               Total current liabilities ..........................  38,942,539
                                                                   ------------
Other liabilities
           Capital lease obligations ..............................   3,212,199
           Other liabilities ......................................   1,017,511
                                                                   ------------

TOTAL LIABILITIES..................................................$ 43,172,249
                                                                   ------------

Stockholders' Equity (Deficit):
Preferred stock - par value $.01; authorized 1,000,000 shares;
 14% cumulative convertible; issued and outstanding 170,000
 shares (aggregate liquidation of $170,000)........................       1,700
Preferred Stock Series B - par value $2.00; authorized, no
 shares issued and outstanding ....................................           -
Common stock - par value $.15; authorized 22,200,000 shares;
 12,423,834 shares issued and outstanding..........................   1,863,575
Additional paid-in capital.........................................  31,046,404
Common stock subscription receivable...............................    (250,000)
Accumulated deficit................................................ (37,478,506)
                                                                   ------------
        Total Stockholders' Equity (Deficit).......................  (4,816,827)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)...............$ 38,355,422
                                                                   ============



                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                 Consolidated Condensed Statements of Operations
    For the Three Month Periods Ended September 30, 2000 and 1999 (Unaudited)




                                                              Three Months Ended
                                                                   September 30,
                                                            2000            1999
                                                            ----            ----

  Revenues                                           $9,684,301      $3,746,394
                                                     -----------     ----------

  Costs and expenses:
   Operating costs                                    9,298,294       5,607,336
   General and administrative                         1,014,641         588,886
   Professional services                                227,025          52,319
   Depreciation and amortization                        166,246           8,175
   Stock based compensation                                   0         327,120
   Interest expense, net                                 44,776               0
                                                         ------               -

          Total costs and expenses                   10,750,982       6,583,836
                                                     ----------       ---------

       Net(loss) before benefit for income taxes     (1,066,681)     (2,837,442)

       Benefit for income taxes                         358,546               -

       Net (loss)                                      (708,135)     (2,837,442)

       Net (loss) applicable to common stock          ($714,085)    ($2,843,392)
                                                      ==========    ============

       Basic and diluted net (loss) per common share     ($0.06)         ($0.34)

       Weighted average common shares outstanding    12,423,834       8,359,350

       EBITDA                                        $ (855,658)     (2,829,267)


                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                 Consolidated Condensed Statements of Cash Flows
    For the Three Month Period Ended September 30, 2000 and 1999 (Unaudited)

                                                    Three Months Ended
                                                        September 30,
                                      ------------------------------------------
                                                     2000                  1999
                                      ------------------- ----------------------
                                                               (Restated-Note 2)
Operating activities:
Net Loss                                  $     (708,135)           $(2,837,442)
Adjustments to reconcile net loss
 to net cash provided (used) in
 operating activities:
  Stock-based compensation                             -                327,120
  Depreciation and amortization                  166,246                  8,175
Increase (decrease) from changes in:
  Marketable Securities                                -                (39,301)
  Accounts receivable                            552,381             (2,448,216)
  Other assets                                   174,492                      -
  Deferred taxes                                (324,873)                     -
  Inventories                                      3,295                (30,453)
  Prepaid expenses                               (20,828)               (57,828)
  Accounts payable and accrued expenses          199,635              4,574,376
                                          ---------------     ------------------
Net cash provided (used) by
 operating activities                             42,213               (503,569)
                                          ---------------     ------------------
Investing activities:
  Cash acquired in acquisition                   272,382                      -
  Purchase of equipment                          (15,091)               (14,179)
                                          ---------------     ------------------
Net cash provided (used) by
 investing activities                            257,291                (14,179)
                                          ---------------     ------------------
Financing activities:
  Proceeds from issuance of stock                      -                510,000
                                          ---------------    -------------------
Net cash provided by financing activities              -                510,000
                                          ---------------    -------------------
Net increase (decrease) in cash                  299,504                 (7,748)
Cash and cash equivalents,
     beginning of period                 $       395,511     $          572,951
Cash and cash equivalents,
     end of period                       $       695,015     $          565,203
                                         ================    ===================
Supplemental  Disclosure  of Cash Flow  Information  Cash paid during the period for:
Income taxes                             $             -      $               -
Interest                                 $             -      $               -
Non-cash Investing and Financing Activities:
During the quarter ended September 30, 2000, the Company acquired all of the outstanding common stock of Justice Telecom Corporation (Note 3).



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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TotalAxcess.com, Inc., National Pools Corporation ("NPC"), Lottery Publications Corporation, Academy Network Services, Inc., and Premier Plus, Inc., and Signature Communications Network, Inc. They also include the accounts of Justice Telecom Corporation ("JTC") from the date of its acquisition, which is September 1, 2000.

As used herein, the above is collectively referred to as the "Company," unless the context indicates otherwise. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months ended September 30, 2000. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2000 as filed with the U.S. Securities and Exchange Commission.

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

Amortization of Intangible Assets

In connection with the acquisition of JTC (Note 3), the Company recorded goodwill of $15,604,246. The Company recorded no related amortization during the September 2000, as management has not yet completed its analysis to determine an appropriate estimated useful life.

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




Note 1.  business and significant accounting policies (CONTINUED)

Accounting For Employee Stock Options

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." In conformity with the provisions of SFAS No. 123, the Company has determined that it will not change to the fair value method prescribed by SFAS No. 123 and will continue to follow Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions. There were no stock options granted to employees during the three months ended September 30, 2000. However, during the three months ended September 30, 2000, the Company's Chief Executive Officer vested in 83,333 stock options. Such options are exercisable at $1.56 per share and expire five years from the last day of the executive's employment. The Company recognized no compensation charges during the quarter ended September 30, 2000.

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


Note 2.  restatement of amounts previously reported

During the course of the audit of the financial statements for the year ended June 30, 2000, there were several transactions identified which required adjustment to the consolidated financial statements. Certain of these adjustments had a significant impact on previously reported quarterly financial statements. Accordingly, the Company's quarterly consolidated financial statements for fiscal 2000 have been restated. The significant impact of such adjustments on the Company's consolidated financial statements as of September 30, 1999, and for the three months then ended are summarized as follows:

        Increase in stock based compensation                     $     327,120
        Increase in general and administrative expenses                 73,067
        Increase in accounts receivable                                359,780
        Increase in accrued expenses                                   373,695
        Increase in common stock and APIC                              422,783

NOTE 3.  QUARTERLY DEvelopments

In August 2000, the Company entered into a stock purchase agreement ("The Agreement") with Justice Holdings Corporation ("JHC"). Under the terms of the Agreement, JHC agreed to sell TotalAxcess all the issued and outstanding capital stock of Justice Telecom Corporation ("JTC"), which JHC owned 100% of at the time of the acquisition. JTC, a California corporation, is in the business of providing wholesale telecommunications services to a wide array of customers. The Agreement provided for an aggregate purchase price that included cash consideration of $1.00 (One Dollar) and note consideration of $1,300,000 (One Million Three Hundred Thousand Dollars) payable to JTC.

The Company accounted for the acquisition using the purchase method of accounting. The cost of the acquisition was allocated on the basis of the fair market value of the assets acquired and the liabilities assumed. The liabilities assumed included outstanding carrier payables and other costs, such as employee termination costs. The excess of the consideration given over the fair market value of the net assets acquired has been recorded as goodwill of $15,604,246. However, the purchase price allocation for this acquisition is preliminary and further refinements are likely to be made based on the completion of final valuation studies.

The operating results for JTC have been included in the Consolidated Condensed Statements of Operations from the date of the acquisition, which is September 1, 2000.




ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000 (the "Form 10-QSB") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as "expects," "anticipates," "intends," "estimates," "believes" and words of similar import. These forward-looking statements relate to plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operation matters, the inclusion of forward-looking statements in this Form 10-QSB should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-QSB.

The Registrant incurred net losses and negative cash flows from operating activities since its inception in 1987. The Registrant had cash and cash equivalents of $695,015 as of September 30, 2000, and a working capital deficit of $(28,301,208) as of September 30, 2000. Management's plans with respect to its working capital deficiency are described below.

The Company expects to continue increasing its revenues and cash flow through the continued wholesale distribution and sale of pre-paid calling cards, One Plus long distance service and additional services, such as point of sale terminals. Additionally, the Company expects that the JTC acquisition will further increase revenues and cash flows by a significant amount. JTC expected to record $60 million in revenues in 2000 prior to being acquired by TotalAxcess.

Through the acquisition of JTC, the Company expects to gain contracts with over 50 carriers, a CISCO powered network for voice over IP, strategic satellite direct routing to some of the highest demand countries for long-distance, including Mexico, Philippines and Panama, with several other additions planned. Additionally the Company will gain bi-coastal switching facilities in key locations: One Wilshire, Los Angeles, California and 60 Hudson, New York, a proprietary enterprise management software (labeled "Pipeline") for carrier business management; and an expert technical team composed of nearly two dozen individuals with over 100 years of combined training and experience.

TotalAxcess will continue expanding its network in Latin America and will lead the integration of voice and data products in Africa through network deployment in major centers. Justice is currently the worldwide leader in convergence in Latin America and was one of the first telcos to use Internet Protocol (IP) to build a 100% packet-switched network between its U.S. facilities and capital cities in Chile, Argentina and Peru.

The Company recorded a deferred tax asset in the amount of $358,546 for the quarter ended September 30, 2000. Management believes that the deferred tax asset is realizable through net income expected to be earned during the year ended June 30, 2001. Company's ongoing integration of TotalAxcess and JTC will continue to create the efficiencies and economies of scale which were anticipated when the acquisition of JTC was undertaken which further support this position. As a result of such efficiencies, management expects the Company to be profitable for fiscal 2001, and expects the Company to be able to utilize certain of its net operating loss carry forwards ("NOL's").


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

TotalAxcess' revenues for the quarter ended September 30, 2000 increased by 64%, or $2,402,366, over the quarter ended September 30, 1999. Revenues for the first quarter of fiscal 2001 were greater than the fourth quarter of fiscal 2000 by 38%, or $1,700,381. Justice contributed revenues of $3,535,541, or 37%, the total Company revenues of $9,684,301 for the quarter ended September 30, 2000.

These results support the expectations of management that as more of TotalAxcess' traffic is transferred to JTC's less costly and more diverse network even larger efficiencies and increased profitability can be anticipated.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended  September 30, 2000 and 1999
(restated Note 2)

The Company's revenues increased from $3,746,394 to $9,684,301 between the three months ended September 30, 1999 and 2000, respectively. This represents an increase of 158% in overall revenues for the quarter. The following table represents the revenue contributions for each TotalAxcess and JTC during the quarter ended September 30, 2000 and in aggregate:




                                    Percent                              Current
                                      of                     Percent       Qtr
                        Current     Current   Prior Quarter  of Prior    Percent
                     Quarter Ended  Qtr Total    Ended      Qtr Total   Increase
                     September 30,  Revenue   September 30,  Revenue       over
                                                                           Prior
REVENUE                  2000                     1999                     Qtr
--------------------------------------------------------------------------------
TotalAxcess            $ 6,148,760    63%   $ 3,746,394       100%         64%
 (three months)
JTC (one month)        $ 3,535,541    37%   $         -         0%
                       ------------         ------------
     Combined Totals   $ 9,684,301          $ 3,746,394                   158%
                       ============         ============



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total operating costs increased by $3,690,958 or 66% during the quarter ended September 30, 2000, compared to the same period last fiscal year. $3,418,601 of this increase can be attributed the operating cost for JTC. TXCI's operating costs increased from $5,607,336 to $5,879,693, an increase of $272,357 or 5% during the quarter ended September 30, 2000, compared to the same period last fiscal year.

Total general and administrative expenses increased by $425,755 or 72% during the quarter ended September 30, 2000, compared to the same period last fiscal year, as the Company expanded its operations, staffing and facilities to support its continuing growth either internally or with the JTC acquisition. Professional services increased by $174,706 during the quarter ended September 30, 2000, compared to the same period last fiscal year, as the Company retained the services of telecommunication business, engineering consultants and legal counsel for a variety of projects, including the JTC acquisition. The quarterly increases in depreciation expense and interest expense relate directly to the JTC acquisition, and the Company recorded no stock based compensation charges during the quarter ended September 30, 2000.

The following table provides the costs and expenses as they relate to TXCI and JTC, respectively:




                                TXCI              JTC             Combined Total
Costs and expenses:
  Operating costs           $ 5,879,693       $  3,418,601          $9,298,294
  General & administrative  $   781,675       $    232,966          $1,014,641
  Professional services     $    25,025       $      2,000          $  227,025
  Depreciation and
   amortization             $    16,246       $    150,000          $  166,246
  Stock based compensation  $         -       $          -          $        -
  Interest expense, net     $         -       $     44,776          $   44,776

   Total costs and expenses $ 6,902,639       $  3,848,343          $10,750,982
                           ============       ============          ===========


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

On January 6, 1999, the Company filed a lawsuit (TotalAxcess.com, Inc. v. Dennis Houston, Orange County Superior Court Case No. 809248). This complaint alleges breach of fiduciary duty by Mr. Houston as one of the Company's directors for failing to disclose material facts in the Ark-Tel Asset Purchase Agreement that management believes resulted in the WorldCom suit against the Company (since settled as per our June 30, 1999 10-KSB). On June 29, 1999, Mr. Houston filed a cross complaint alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, misrepresentation, fraud and embezzlement. The Company is vigorously pursuing the matter against Mr. Houston and plans to vigorously defend the cross complaint. Trial was held in October 2000; as of this filing the Company has not received the court's ruling.

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


PART II: OTHER INFORMATION (continued)

 Item 1. Legal Proceedings (continued)

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


             TOTALAXCESS.COM, INC. (formerly, GROUP V CORPORATION.)

Date:November 15, 2000        by:            /s/ Joseph Monterosso
                                 -----------------------------------------------
                                    Joseph Monterosso, Chief Executive Officer
                                                                      & Director

Date:November 15, 2000        by:         /s/ Russell F. McCann, Jr.
                                 -----------------------------------------------
                                       Russell F. McCann, Jr., Director

Date:November 15, 2000        by:       _/s/Ralph Brandifino   _             _
                                 -----------------------------------------------
                                     Ralph Brandifino, Chief Financial Officer