Form 10QSB
period 2000-12-31
TOTALAXCESS COM INC
filed 2001-02-15
CIK 828956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For The Quarter Ended December 31, 2000           Commission File No.   0-18224

                 TotalAxcess.com, Inc. (formerly, Group V Corp.)
             (Exact name of registrant as specified in its charter)

            Delaware                           95-4176781
(State or other jurisdiction            (I.R.S.Employer Identification Number)
 of incorporation or organization)

201 Clay Street, Oakland, California                          94607
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

        Preferred Stock $.01 par value; 170,000 shares outstanding as of
                                December 31, 2000

      Preferred Stock Series B $2.00 par value; 0 shares outstanding as of
                                December 31, 2000

     Common Stock $.15 par value; 12,423,834 shares as of December 31, 2000



                             TOTALAXCESS.COM, INC.
                        (formerly, GROUP V CORPORATION)

                                     INDEX


                                                                           PAGE
                                    PART I

Item 1. Financial Statements

        Consolidated Condensed Balance Sheet as of December 31, 2000
           (unaudited)....................................................   1
        Consolidated Condensed Statements of Operations for the
           Three and Six Months Ended December 31, 2000 and 1999
           (unaudited)....................................................   2
        Consolidated Condensed Statements of Cash Flows for the
           Three and Six Months Ended December 31, 2000 and 1999
           (unaudited)....................................................   3
        Notes to Consolidated Condensed Financial Statements..............   4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................   8

                                    PART II

Item 1. Legal Proceedings.................................................  11

Item 2. Changes in Securities.............................................  12

Item 3. Defaults Upon Senior Securities...................................  12

Item 4. Submission of Matters to a Vote of Security Holders...............  12

Item 5. Other Information.................................................  12

Item 6. Exhibits and Reports on Form 8-K..................................  12


Signatures................................................................  13



                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                      Consolidated Condensed Balance Sheet
                       As of December 31, 2000 (Unaudited)
                                                         December 31,
                                                            2000

Current Assets:
      Cash and cash equivalents .........................$ 891,709
      Accounts receivable ...............................2,251,038
      Notes receivable ..................................   18,640
      Deferred taxes ....................................  324,873
      Income tax receivable .............................  250,000
      Inventories........................................   24,259
      Prepaid expenses and other assets.................. (150,016)
           Total current assets .........................3,610,503
Fixed assets:
      Furniture and equipment ...........................7,252,191
      Less accumulated depreciation ..................... (524,060)
           Total fixed assets, net ......................6,728,131
Intangible and other assets:
      Goodwill, less accumulated amortization ..........15,451,463
            Other assets ................................  499,883

TOTAL ASSETS...........................................$26,289,979

Current Liabilities:
      Capital lease obligations ........................$1,748,572
      Accounts payable..................................16,932,180
      Customer deposits..................................   56,426
      Common stock payable...............................4,557,320
      Accrued expenses...................................5,092,760
           Total current liabilities ...................28,387,258
Other liabilities
           Capital lease obligations ....................3,011,598
           Other liabilities ............................1,017,511

TOTAL LIABILITIES......................................$32,416,367

Stockholders' Equity (Deficit):
Preferred stock - par value $.01; authorized 1,000,000
 shares; 14% cumulative convertible; issued and
 outstanding 170,000 shares (aggregate liquidation of
 $170,000)...................................................1,700
Preferred Stock Series B - par value $2.00; authorized,
 no shares issued and outstanding............................    -
Common stock - par value $.15; authorized 22,200,000
 shares;12,423,834 shares issued and outstanding.........1,866,117
Additional paid-in capital..............................31,010,804
Common stock subscription receivable..................... (250,000)
Accumulated deficit....................................(38,755,010)
      Total Stockholders' Equity (Deficit)..............(6,126,389)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)...$26,989,979


                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                 Consolidated Condensed Statements of Operations
      For the Three and Six Month Periods Ended December 31, 2000 and 1999
                                   (Unaudited)





                                   Three Months Ended       Six Months Ended
                                     December 31,             December 31,
                                  2000        1999         2000       1999
                                            (Restated               (Restated
                                            -Note 2)                 -Note 2)

Revenues                        $13,121,96 ($1,753,930) $22,806,265 $1,992,464

Costs and expenses:
  Operating costs                12,192,823 (2,347,739)  21,661,711  3,259,597
  General and administrative      1,674,321    489,914    2,704,700  1,077,371
  Professional services             111,442    129,500      332,467    181,819
  Depreciation and amortization     269,308      8,175      435,554     16,350
  Stock based compensation                0  3,352,077            0  3,679,197
  Interest expense, net             134,328    415,602      179,104    415,602

    Total costs and expenses    14,382,222   2,047,529   25,313,536  8,629,936
    Net (loss) before
    extraordinary item          (1,260,258) (3,801,459)  (2,507,271)(6,637,472)
    Extraordinary Item                   -     769,394            -    769,394
    Benefit for income taxes             -           -      358,546          -
    Net (loss)                  (1,260,258) (3,032,065)  (2,148,725)(5,868,078)

    Net (loss) applicable to
    common stock               ($1,264,258)($3,038,015) ($2,152,724)($5,874,028)
    Basic and diluted net (loss)
    per common share                ($0.10)     ($0.34)      ($0.17)     ($0.67)
    Weighted average common
    shares outstanding          12,423,834    9,052,595  12,423,834   8,705,972
     EBITDA                      $(856,622) $(3,023,890)$(1,892,612) $5,851,728)


                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                 Consolidated Condensed Statements of Cash Flows
      For the Six Month Period Ended December 31, 2000 and 1999 (Unaudited)

                                         Three Months Ended
                                             December 31,
                                      -------------------------
                                           2000         1999
                                      -------------------------
                                                    (Restated
                                                      -Note 2)
Operating activities:
Net Loss                               $(1,264,258)  $(5,868,078)
Adjustments to reconcile net loss
to net cash provided (used) in
operating activities:
  Stock-based compensation                       -     3,679,197
  Extraordinary items                            -      (769,394)
  Depreciation and amortization            435,554        16,350
Increase (decrease) from changes in:
  Marketable Securities                          -        39,301
  Accounts receivable                    1,189,185       134,420
  Other assets                             223,652             -
  Deferred taxes                          (324,873)            -
  Inventories                                3,295       (31,979)
  Prepaid expenses                         180,000       (29,374)
  Accounts payable and accrued
   expenses                                213,668       467,765
                                      ---------------------------
Net cash provided (used) by
operating activities                       656,223    (2,361,792)
                                      ---------------------------
Investing activities:
  Cash acquired in acquisition             272,382             -
  Purchase of equipment                   (432,407)      (36,960)
                                      ---------------------------
Net cash provided (used) by
investing  activities                     (160,025)      (36,960)
                                      ---------------------------
Financing activities:
  Proceeds from issuance of stock                -     2,088,327
                                      ---------------------------
 Net cash provided by financing
 activities                                      -     2,088,327
                                      ---------------------------

Net increase (decrease) in cash             496,198     (310,425)
Cash and cash equivalents,
 beginning of period                       $395,511     $572,951
Cash and cash equivalents, end of
 period                                    $891,709     $262,526
                                            ====================
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes                                 $    -     $      -
Interest                                     $    -     $      -
Non-cash Investing and Financing Activites:


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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months ended December 31, 2000. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2000 as filed with the U.S. Securities and Exchange Commission.

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

Amortization of Intangible Assets

In connection with the acquisition of JTC (Note 3), the Company recorded goodwill of $15,604,246. The Company recorded no related amortization during the quarter ended December 31, 2000, as management has not yet completed its analysis to determine an appropriate estimated useful life.

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




Note 1.  Business and significant accounting policies (CONTINUED)

Accounting For Employee Stock Options

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Accounting for Stock-Based Compensation. In conformity with the provisions of SFAS No. 123, the Company has determined that it will not change to the fair value method prescribed by SFAS No. 123 and will continue to follow Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions. There were no stock options granted to employees during the three months ended December 31, 2000. However, during the three months ended December 31, 2000, the Company's Chief Executive Officer vested in 83,333 stock options. Such options are exercisable at $1.56 per share and expire five years from the last day of the executive's employment. The Company recognized no compensation charges during the quarter ended December 31, 2000.

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



Note 2.  Restatement of amounts previously reported

During the course of the audit of the financial statements for the year ended June 30, 2000, there were several transactions identified which required adjustment to the consolidated financial statements. Certain of these adjustments had a significant impact on previously reported quarterly financial statements. Accordingly, the Company's quarterly consolidated financial statements for fiscal 2000 have been restated. The significant impact of such adjustments on the Company's consolidated financial statements as of December 31, 1999, and for the three months then ended are summarized as follows:

      Increase in stock based compensation     $3,352,077
      Decrease in accounts payable                199,434
      Decrease in accrued expenses                473,007
      Increase in common stock and APIC         4,952,092

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 (the "Form 10-QSB") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as "expects," "anticipates," "intends," "estimates," "believes" and words of similar import. These forward-looking statements relate to plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operation matters, the inclusion of forward-looking statements in this Form 10-QSB should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-QSB.

The Registrant incurred net losses and negative cash flows from operating activities since its inception in 1987. The Registrant had cash and cash equivalents of $891,709 as of December 31, 2000, and a working capital deficit of $(24,776,755) as of December 31, 2000. Management's plans with respect to its working capital deficiency are described below.

The Company expects to continue increasing its revenues and cash flow through the continued wholesale distribution and sale of pre-paid calling cards, One Plus long distance service and additional services. Additionally, the Company expects that the JTC acquisition will further increase revenues and cash flows by a significant amount. JTC expected to record $60 million in revenues in 2000 prior to being acquired by TotalAxcess.

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

The Company recorded a deferred tax asset in the amount of $358,546 for the quarter ended September 30, 2000, but not for the quarter ended December 31, 2000. Management believes that the deferred tax asset is realizable through net income expected to be earned during the year ended June 30, 2001. Company's ongoing integration of TotalAxcess and JTC will continue to create the efficiencies and economies of scale which were anticipated when the acquisition of JTC was undertaken which further support this position. As a result of such efficiencies, management expects the Company to be profitable for fiscal 2001, and expects the Company to be able to utilize certain of its net operating loss carry forwards ("NOL's").


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     TotalAxcess' revenues for the quarter ended December 31, 2000 increased by 388%, or $6,804,749, over the quarter ended December 31, 1999. Revenues for the second quarter of fiscal 2001 were greater than the first quarter of fiscal 2001 by 35%, or $3,473,363. Justice contributed revenues of $8,071,145, or 62%, the total Company revenues of $13,121,964 for the quarter ended December 31, 2000.

     These results support the expectations of management that as more of TotalAxcess' traffic is transferred to JTC's less costly and more diverse network even larger efficiencies and increased profitability can be anticipated.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended December 31, 2000 and 1999 (restated - Note 2)

The Company's revenues increased from $(1,753,930) to $13,121,964 between the three months ended December 31, 1999 and 2000, respectively. This represents an increase of 848% in overall revenues for the quarter. The following table represents the revenue contributions for each TotalAxcess and JTC during the quarter ended December 31, 2000 and in aggregate:




                                                                      Current
                   Current     Percent of   Prior        Percent of   Qtr
                   Quarter     Current      Quarter      Prior        Percentage
                    Ended      Qtr          Ended        Qtr          Increase
                 December 31,  Total        December 31, Total        Over Prior
    REVENUE         2000       Revenue      1999         Revenue      Qtr
------------------------------------------------------------------------------
 TotalAxcess     $ 5,050,819    38%     $(1,753,930)      100%          388%
 JTC             $ 8,071,145    62%     $         -         0%

 Combined Totals $13,121,964            $(1,753,930)      848%



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total operating costs increased by $14,540,562 or 619% during the quarter ended December 31, 2000, compared to the same period last fiscal year. $6,581,450 of this increase can be attributed the operating cost for JTC. TXCI's operating costs increased from $(2,347,739) to $5,611,373, an increase of $7,959,112 or 339% during the quarter ended December 31, 2000, compared to the same period last fiscal year.

Total general and administrative expenses increased by $1,047,419 or 214% during the quarter ended December 31, 2000, compared to the same period last fiscal year, as the Company expanded its operations, staffing and facilities to support its continuing growth either internally or with the JTC acquisition. Professional services decreased by $(18,058) during the quarter ended December 31, 2000, compared to the same period last fiscal year, as the Company was able to focus on the development of new business resulting from the JTC acquisition. The quarterly increases in depreciation expense and interest  expense  relates  directly  to the JTC  acquisition,  and the Company recorded no stock based compensation charges during the quarter ended December 31, 2000.

The following table provides the costs and expenses as they relate to TXCI and JTC, respectively:




                                                                    Combined
                                TXCI            JTC                 Total
         Costs and expenses:
           Operating costs   $5,611,373      $6,581,450          $12,192,823
           General and
           administrative    $  700,985      $  836,348          $ 1,537,333
           Professional
            services         $   99,442      $   12,000          $   111,442
           Depreciation and
           amortization      $   16,246      $  253,062          $   269,308
           Stock based
           compensation      $        -      $        -          $         -
           Interest expense,
           net               $        -      $  134,328          $   134,328
             Total costs and           $
                    expenses $6,428,046      $7,817,188          $14,245,234



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


PART II: OTHER INFORMATION (continued)

 Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to A Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

None.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


            TOTALAXCESS.COM, INC. (formerly, GROUP V CORPORATION.)

Date:February 14, 2000                            by:/s/ Joseph Monterosso
                                      Joseph Monterosso, Chief Executive Officer
                                                            & Director

Date:February 14, 2000                            by:/s/ Russell F. McCann, Jr.
                                                Russell F. McCann, Jr., Director

Date:February 14, 2000                            by:/s/Ralph Brandifino________
                                            Ralph  Brandifino,  Chief
                                                            Financial Officer