Form 10QSB/A
period 2000-12-31
TOTALAXCESS COM INC
filed 2001-02-20
CIK 828956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For The Quarter Ended December 31, 2000            Commission File No.   0-18224

                 TotalAxcess.com, Inc. (formerly, Group V Corp.)
             (Exact name of registrant as specified in its charter)

            Delaware                                    95-4176781
(State or other jurisdiction of           (I.R.S.Employer Identification Number)
incorporation or organization)


201 Clay Street, Oakland, California              94103
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

                                      INDEX


                                                                           PAGE
                                     PART I

Item 1. Financial Statements

        Consolidated Condensed Balance Sheet as of December 31, 2000
           (unaudited)...................................................   1
        Consolidated Condensed Statements of Operations for the
            Three and Six Months Ended December 31, 2000 and 1999
            (unaudited)..................................................   2
        Consolidated Condensed Statements of Cash Flows for the
            Six Months Ended December 31, 2000 and 1999 (unaudited)......   3
        Notes to Consolidated Condensed Financial Statements.............   4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................   8

                                     PART II

Item 1. Legal Proceedings................................................  11

Item 2. Changes in Securities............................................  12

Item 3. Defaults Upon Senior Securities..................................  12

Item 4. Submission of Matters to a Vote of Security Holders..............  12

Item 5. Other Information................................................  12

Item 6. Exhibits and Reports on Form 8-K.................................  12


Signatures...............................................................  13




                                       3


                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                      Consolidated Condensed Balance Sheet
                       As of December 31, 2000 (Unaudited)
                                                                   December 31,
                                                                        2000

Current Assets:
      Cash and cash equivalents .....................................$ 891,709
      Accounts receivable, net ......................................2,251,038
      Notes receivable ..............................................   18,640
      Deferred taxes ................................................  324,873
      Income tax receivable .........................................  250,000
      Inventories....................................................   24,259
      Prepaid expenses and other assets..............................   43,444
           Total current assets .....................................3,803,963
Fixed assets:
      Furniture and equipment .......................................7,252,191
      Less accumulated depreciation ................................. (524,060)
           Total fixed assets, net ..................................6,728,131
Intangible and other assets:
      Goodwill......................................................15,372,333
            Other assets ............................................  499,883

TOTAL ASSETS.......................................................$26,404,310

Current Liabilities:
      Capital lease obligations ....................................$1,748,572
      Accounts payable..............................................16,932,180
      Customer deposits..............................................   56,426
      Common stock payable...........................................4,557,320
      Accrued expenses...............................................5,286,222
           Total current liabilities ...............................28,580,720
Other liabilities
           Capital lease obligations ................................3,011,598
           Other liabilities ........................................1,017,511

TOTAL LIABILITIES..................................................$32,609,829

Stockholders' Equity (Deficit):
Preferred stock - par value $.01; authorized 1,000,000 shares;
 14% cumulative convertible; issued and outstanding 170,000 shares
 (aggregate liquidation of $170,000) .................................   1,700
Preferred Stock Series B - par value $2.00; authorized, no shares
 issued and outstanding...............................................       -
Common stock - par value $.15; authorized 22,200,000 shares;
 12,423,834 shares issued and outstanding............................1,866,117
Additional paid-in capital..........................................31,010,804
Common stock subscription receivable................................. (250,000)
Accumulated deficit................................................(38,834,140)
      Total Stockholders' Equity (Deficit)..........................(6,205,519)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)...............$26,404,310



                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                 Consolidated Condensed Statements of Operations
      For the Three and Six Month Periods Ended December 31, 2000 and 1999
                                   (Unaudited)





                                Three Months Ended             Six Months Ended
                                     December 31,                  December 31,
                                  2000       1999           2000        1999
                                            (Restated                (Restated
                                             -Note 2)                 -Note 2)

Revenues                        $13,121,964 ($1,753,930) $22,806,265 $1,992,464

Costs and expenses:
  Operating costs                12,192,823  (2,347,739)  21,661,711  3,259,597
  General and administrative      1,674,321     489,914    2,704,700  1,077,371
  Professional services             111,442     129,500      332,467    181,819
  Depreciation and amortization     269,308       8,175      435,554     16,350
  Stock based compensation                0   3,352,077            0  3,679,197
  Interest expense, net             134,328     415,602      179,104    415,602

    Total costs and expenses     14,382,222   2,047,529   25,313,536  8,629,936
    Net (loss) before
     extraordinary item          (1,260,258) (3,801,459)  (2,507,271)(6,637,472)
    Extraordinary Item                    -     769,394            -    769,394
    (Provision) Benefit for
     income taxes                    (4,000)          -      354,547          -
    Net (loss)                   (1,264,258) (3,032,065)  (2,152,724)(5,868,078)
    Net (loss) applicable to
    common stock                 (1,270,208) (3,038,015)  (2,158,674)(5,874,028)
    Basic and diluted net (loss)
    per common share                 ($0.10)     ($0.34)      ($0.17)    ($0.67)
    Weighted average common
    shares outstanding           12,423,834    9,052,595  12,423,834  8,705,972

    EBITDA                         (856,622)  (3,023,890) (1,892,612)(5,851,728)


                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                 Consolidated Condensed Statements of Cash Flows
      For the Six Month Period Ended December 31, 2000 and 1999 (Unaudited)

                                                Six Months Ended
                                                   December 31,
                                        -----------------------------
                                             2000            1999
                                        -----------------------------
                                                          (Restated
                                                            -Note 2)
Operating activities:
Net Loss                                ($2,152,724)      ($5,868,078)
Adjustments to reconcile net loss
to net cash provided (used) in
operating activities:
  Stock-based compensation                        -         3,679,197
  Extraordinary items                             -          (769,394)
  Depreciation and amortization             435,554            16,350
Increase (decrease) from changes in:
  Marketable Securities                           -            39,301
  Accounts receivable                       619,771           134,420
  Other assets                              223,652                 -
  Deferred taxes                           (324,873)                -
  Inventories                                 3,295           (31,979)
  Prepaid expenses                          (13,460)          (29,374)
  Accounts payable and accrued expenses   1,935,753           467,765
                                          ----------------------------
Net cash provided (used) by
operating activities                        726,968        (2,361,792)
                                          ----------------------------
Investing activities:
  Cash acquired in acquisition              272,382                 -
  Purchase of equipment                    (291,864)          (36,960)
                                          ----------------------------
Net cash (used) by investing
activities                                  (19,482)          (36,960)
                                          ----------------------------
Financing activities:
  Proceeds from issuance of stock                 -         2,088,327
  Payments under capital leases            (211,288)                -
                                         -----------------------------
 Net cash provided by financing
activities                                 (211,288)        2,088,327
                                         -----------------------------

Net increase (decrease) in cash             496,198          (310,425)
Cash and cash equivalents,
 beginning of period                       $395,511          $572,951
Cash and cash equivalents,
 end of period                             $891,709          $262,526
                                         =============================
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes                               $      -          $      -
Interest                                   $      -          $      -

Non-cash Investing and Financing Activities:
Effective September 1, 2000, the Company acquired 100% of the outstanding common stock of Justice Telecom Corporation in exchange for a note payable of $1,300,000 (Note 3).


                                      13




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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three and six months ended December 31, 2000. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form
10-KSB for the fiscal year ended June 30, 2000 as filed with the U.S. Securities and Exchange Commission.

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


Note 1.  business and significant accounting policies (CONTINUED)

Revenue Recognition

A portion of the Company's telecommunications business provides personal identification numbers ("PIN's") for its customers, who are primarily distributors of pre-paid phone cards. The PIN's are pre-numbered code combinations that are imprinted on these cards by the customers. This allows for the proper routing and time recording of minutes used on the calling cards. The Company contracts with a provider of switching equipment that processes the phone card calls when they are ultimately used by the end consumer. When cards are ready for distribution to end consumers, customers authorize the Company to activate a specific sequence of PIN's. The Company then immediately notifies its switching equipment contractor to activate the related PIN's.

The Company recognizes revenue when the risks and rewards of the activated PIN's are transferred to the customer, and when no right of return exists. Typically, this occurs upon first use of the related pre-paid card. However, it may occur earlier when the Company has a contractual right to bill the customer within sixty days after PIN activation, regardless of when the related card is used.

The Company also records revenue at the time of customer usage as it relates to traffic that is carried on its switching facilities.

Cash Equivalents

Cash equivalents are highly liquid investments with maturities of three months or less when acquired.

Equipment

Equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which are five to ten years. Maintenance and repairs are charged to operations as incurred.

Amortization of Intangible Assets

In connection with the acquisition of JTC (Note 3), the Company recorded goodwill of approximately $15,000,000. The Company recorded no related amortization from the acquisition date, September 1, 2000 through December 31, 2000, as management has not yet completed its analysis to determine an appropriate estimated useful life.

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



Note 2.  restatement of amounts previously reported

During the course of the audit of the financial statements for the year ended June 30, 2000, there were several transactions identified which required adjustment to the consolidated financial statements. Certain of these adjustments had a significant impact on previously reported quarterly financial statements. Accordingly, the Company's quarterly consolidated financial statements for fiscal 2000 have been restated. The significant impact of such adjustments on the Company's consolidated financial statements as of December 31, 1999, and for the six months then ended, are summarized as follows:


      Reduction in accounts receivable and revenues          $ 4,725,548
      Reduction in accounts payable and accrued expenses       6,771,304
      Increase in interest expense                               411,600
      Increase in stock based compensation                     3,352,077
      Increase in extraordinary gains                            769,394
      Increase in common stock and APIC                        5,328,663
      Increase in common stock receivable                        250,000
      Reduction in capital lease obligations                     655,768

NOTE 3.  RECENT DEvelopments

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

The Company accounted for the acquisition using the purchase method of accounting. The cost of the acquisition was allocated on the basis of the fair market value of the assets acquired and the liabilities assumed. The liabilities assumed included outstanding carrier payables and other costs, such as employee termination costs. The excess of the consideration given over the fair market value of the net assets acquired has been recorded as goodwill of approximately $15,000,000. However, the purchase price allocation for this acquisition is preliminary and further refinements are likely to be made based on the completion of final valuation studies.

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

The Registrant incurred net losses and negative cash flows from operating activities since its inception in 1987. The Registrant had cash and cash equivalents of $891,709 as of December 31, 2000, and a working capital deficit of $(24,776,757) as of December 31, 2000. Management's plans with respect to its working capital deficiency are described below.

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

Through the acquisition of JTC, the Company gained contracts with over 50 carriers, a CISCO powered network for voice over IP, strategic satellite direct routing to some of the highest demand countries for long-distance, including Mexico, Philippines and Panama, with several other additions planned. Additionally the Company will gain bi-coastal switching facilities in key locations: One Wilshire, Los Angeles, California and 60 Hudson, New York, a proprietary enterprise management software (labeled "Pipeline") for carrier business management; and an expert technical team composed of nearly two dozen individuals with over 100 years of combined training and experience.

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

The Company recorded a deferred tax asset in the amount of $324,873 as of December 31, 2000. Management believes that the deferred tax asset is realizable through net income expected to be earned during the year ended June 30, 2001. Company's ongoing integration of TotalAxcess and JTC will continue to create the efficiencies and economies of scale which were anticipated when the acquisition of JTC was undertaken which further support this position. As a result of such efficiencies, management expects the Company to be profitable for fiscal 2001, and expects the Company to be able to utilize certain of its net operating loss carry forwards ("NOL's").


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

TotalAxcess' revenues for the quarter ended December 31, 2000 increased by 388%, or $6,804,749, over the quarter ended December 31, 1999. On a consolidated basis, revenues for the second quarter of fiscal 2001 were greater than the first quarter of fiscal 2001 by 35%, or $3,437,663. Justice contributed revenues of $8,071,145, or 62%, the total Company revenues of $13,121,964 for the quarter ended December 31, 2000. The increases in revenues can be attributed to several factors first and foremost of which is the addition of the JTC network. This contributed 62% of the total revenues for the quarter ended December 31, 2000. In addition to this increased network capacity, TXCI was better able to position itself to take advantage of the increased capacity and add new customers who benefited from improved completion rates due to the additional network capacity. Additionally, a sales force focused on growing the wholesale business and debit card business for the combined companies is maturing and aggressively contributing to the overall increase in revenue.

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





ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total operating costs increased by $14,540,562 or 619% during the quarter ended December 31, 2000, compared to the same period last fiscal year. $6,581,450 of this increase can be attributed the operating cost for JTC. TXCI's operating costs increased from $(2,347,739) to $5,611,373, an increase of $7,959,112 or 339% during the quarter ended December 31, 2000, compared to the same period last fiscal year. The increase in operating costs was necessitated by the increase in the TXCI and JTC revenues.

Total general and administrative expenses increased by $1,184,407 or 242% during the quarter ended December 31, 2000, compared to the same period last fiscal year, as the Company expanded its operations, staffing and facilities to support its continuing growth either internally or with the JTC acquisition. Certain factors were particularly contributory towards the increase in TXCI's General & Administrative expenses. These were the increase in staffing for the customer service department that was established to provide full service to our wholesale and debit card customers. In addition, travel expenses increased by $15,107, or 32%, as the management of TXCI spent additional time at the JTC offices. Professional services decreased by $18,058 during the quarter ended December 31, 2000, compared to the same period last fiscal year, as the Company was able to focus on the development of new business resulting from the JTC acquisition without having to continue retaining the services of telecommunication business, engineering consultants and legal counsel for a variety of projects, including the JTC acquisition. Further reduction in legal expenses were the result of the settlement of several matters that were still pending during the quarter ended December 31, 1999. The quarterly increase in depreciation relates directly  to the JTC  acquisition,  and the  Company  recorded  no stock  based compensation charges during the quarter ended December 31, 2000. The quarterly decrease in interest expense is due to the reduction of outstanding notes payable, which was somewhat offset by additional interest expenses resulting from JTC's capital leases.

The following table provides the costs and expenses for the three months ended December 31, 2000 as they relate to TXCI and JTC, respectively:


                                                                    Combined
                                  TXCI            JTC                 Total
Costs and expenses:
 Operating costs               $5,611,373      $6,581,450          $12,192,823
 General & administrative      $  700,985      $  836,348          $ 1,537,333
 Professional services         $   99,442      $   12,000          $   111,442
 Depreciation/amortization     $   16,246      $  253,062          $   269,308
 Stock based compensation      $        -      $        -          $         -
 Interest expense, net         $        -      $  134,328          $   134,328
    Total costs & expenses     $6,428,046      $7,817,188          $14,245,234




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

On January 6, 1999, the Company filed a lawsuit (TotalAxcess.com, Inc. v. Dennis Houston, Orange County Superior Court Case No. 809248). This complaint alleges breach of fiduciary duty by Mr. Houston as one of the
Company's directors for failing to disclose material facts in the Ark-Tel Asset Purchase Agreement that management believes resulted in the WorldCom suit against the Company (since settled as per our June 30, 1999 10-KSB). On June 29, 1999, Mr. Houston filed a cross complaint alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, misrepresentation, fraud and embezzlement. The Company is vigorously pursuing the matter against Mr. Houston and plans to vigorously defend the cross complaint. Court trial was held in October 2000. The tentative decision of the court was that neither the plaintiff nor the defendant had a cause for a suit. As of this filing the Company is awaiting the written decision of the court before deciding on whether to take an appeal of the trial court ruling.

On June 26, 1997, the Company filed a lawsuit (TotalAxcess.com, Inc. v. Network Long Distance, Inc.) filed in the District Court, City and County of Denver, Case No. 97 CV 4131, Division 7. The complaint was filed against
Network Long Distance, Inc. and their transfer agent to compel them to release shares of Network Long Distance, Inc.'s common stock (the "Shares") that was received by the Company in connection with a release of liability granted to NuOasis Resorts, Inc. Once the Shares were properly transferred to the Company, the Company dismissed its claims as moot. However, Network Long Distance, Inc. (currently known as Eclipse Communications, Inc. or "Eclipse") continues to pursue the Shares through its counterclaims. Eclipse is claiming that it owns some or all of the Shares and is seeking damages and an injunction prohibiting the transfer of the Shares. The Company took a judgment in the case; and Eclipse has taken an appeal. Management believes that it is fairly likely the lower court ruling will be upheld. A final disposition of the case is expected in early 2001.

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


             TOTALAXCESS.COM, INC. (formerly, GROUP V CORPORATION.)

Date: February 20, 2001        by:       /s/ Joseph Monterosso
                                  Joseph Monterosso, Chief Executive Officer &
                                              Director

Date: February 20, 2001        by:       /s/ Russell F. McCann, Jr.
                                  Russell F. McCann, Jr., Director

Date: February 20, 2001        by:       /s/Ralph Brandifino
                                  Ralph  Brandifino,  Chief Financial Officer