Form 10QSB
period 2001-03-31
TOTALAXCESS COM INC
filed 2001-05-23
CIK 828956

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For The Quarter Ended March 31, 2001               Commission File No.   0-18224

                 TotalAxcess.com, Inc. (formerly, Group V Corp.)
             (Exact name of registrant as specified in its charter)

            Delaware                                   95-4176781
(State or other jurisdiction of           (I.R.S.Employer Identification Number)
 incorporation or organization)

201 Clay Street, Oakland, California                          94607
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

Preferred Stock $.01 par value; 170,000 shares outstanding as of March 31, 2001

Preferred Stock Series B $2 par value; 0 shares outstanding as of March 31, 2001

       Common Stock $.15 par value; 12,423,834 shares as of March 31, 2001



                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                                      INDEX


                                                                            PAGE
                                     PART I

Item 1. Financial Statements

 Consolidated Condensed Balance Sheet as of March 31, 2001(unaudited).....   1
 Consolidated Condensed Statements of Operations for the Three
  and Nine Months Ended March 31, 2001 and 2000 (unaudited)...............   2
 Consolidated Condensed Statements of Cash Flows for the
  Nine Months Ended March 31, 2001 and 2000 (unaudited)...................   3
 Notes to Consolidated Condensed Financial Statements.....................   4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............................   8

                                     PART II

Item 1. Legal Proceedings.................................................  11

Item 2. Changes in Securities.............................................  12

Item 3. Defaults Upon Senior Securities...................................  12

Item 4. Submission of Matters to a Vote of Security Holders...............  12

Item 5. Other Information.................................................  12

Item 6. Exhibits and Reports on Form 8-K..................................  12


Signatures................................................................  13




                                        3

                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                      Consolidated Condensed Balance Sheet
                        As of March 31, 2001 (Unaudited)
                                                                       March 31,
                                                                          2001

Current Assets:
      Cash and cash equivalents ................................$       358,578
      Accounts receivable, net ..................................     3,784,448
      Notes receivable ..........................................        18,640
      Deferred taxes ............................................       324,873
      Income tax receivable .....................................       250,000
      Inventories................................................        24,259
      Prepaid expenses and other assets..........................        87,867
                                                                 --------------
           Total current assets .................................     4,848,665
                                                                      ---------
Fixed assets:
      Furniture and equipment ...................................     7,250,191
      Less accumulated depreciation .............................      (793,368)
                                                                 --------------
           Total fixed assets, net ..............................     6,456,823
                                                                      ---------
Intangible and other assets:
      Goodwill...................................................    15,372,333
            Other assets ........................................       499,883
                                                                 --------------

TOTAL ASSETS....................................................$    27,177,704
                                                                ===============

Current Liabilities:
      Capital lease obligations .................................$    1,749,338
      Accounts payable...........................................    18,714,900
      Customer deposits..........................................        56,426
      Common stock payable.......................................     4,557,320
      Accrued expenses...........................................     5,274,757
                                                                      ---------
           Total current liabilities ............................    30,352,740
                                                                     ----------
Other liabilities
           Capital lease obligations ............................     3,011,598
           Other liabilities ....................................     1,017,511
                                                                      ---------

TOTAL LIABILITIES................................................$   34,381,849
                                                                 --------------

Stockholders' Equity (Deficit):
Preferred stock - par value $.01; authorized 1,000,000 shares;
   14% cumulative convertible;issued and outstanding 170,000
   shares (aggregate liquidation of $170,000)............                 1,700
Preferred Stock Series B - par value $2.00; authorized,
   no shares issued and outstanding......................                     -
Common stock - par value $.15; authorized 22,200,000 shares;
   12,423,834 shares issued and outstanding......................     1,866,117
Additional paid-in capital.......................................    31,010,804
Common stock subscription receivable.............................      (250,000)
Accumulated deficit..............................................   (39,832,768)
                                                                    -----------
      Total Stockholders' Equity (Deficit).......................    (7,204,146)
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).............   $27,177,703
                                                                    ===========



                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                 Consolidated Condensed Statements of Operations
       For the Three and Nine Month Periods Ended March 31, 2001 and 2000
                                   (Unaudited)




                                   Three Months Ended         Nine Months Ended
                                        March 31,                March 31,
                                   2001       2000            2001       2000
                                   ----       ----            ----       ----
                                            (Restated                 (Restated
                                            -Note 2)                    -Note 2)

Revenues                       $7,128,282    $130,760  $29,934,54    $2,123,224
                               ----------------------- ------------------------

Costs and expenses:
  Operating costs               6,287,994     144,455   27,776,446    3,404,052
  General and administrative    1,516,351     439,674    4,280,004    1,512,868
  Professional services            17,005     156,719      350,945      338,538
  Depreciation & amortization     269,308       8,175      704,862       24,525
  Stock based compensation              0     198,141            0    3,877,338
  Interest expense, net           134,328   7,669,197      313,432    8,084,799
                                  -------   ---------      -------    ---------

     Total costs and expenses   8,224,986   8,616,361   33,425,689   17,242,120
                                ---------   ---------   -----------------------
    Net (loss) before
    extraordinary item         (1,096,704) (8,485,601)  (3,491,142) (15,118,896)
    Extraordinary Item                  -           -            -      769,394
    Benefit for income taxes      (13,600)          -      340,946            -
    Net (loss)                 (1,110,304) (8,485,601)  (3,150,196) (14,349,502)
    Net (loss) applicable to
     common stock             ($1,096,703) ($8,491,551 ($3,491,142)($14,355,452)
                              ============ =========== =========================
    Basic and diluted net
    (loss)per common share         ($0.09)      ($0.71)     ($0.28)      ($1.47)
                                   -------      -------     -------      -------
    Weighted average common
    shares outstanding         12,423,834   11,933,630  12,423,834    9,774,677
                               ==========   ==========  ==========    =========

    EBITDA                      $(693,067)   $(788,229)$(2,472,848) $(7,778,966)




                              TOTALAXCESS.COM, INC.
                         (formerly, GROUP V CORPORATION)

                 Consolidated Condensed Statements of Cash Flows
       For the Nine Month Period Ended March 31, 2001 and 2000 (Unaudited)

                                                          Nine Months
                                                             Ended
                                                            March 31,
                                                    --------------------------
                                                      2001            2000
                                                    --------------------------
                                                                (Restated-Note2)
  Operating activities:
  Net Loss                                        (3,150,196)      (14,349,502)
  Adjustments to reconcile net loss to net cash
  provided (used) in operating activities:
    Interest Expense                                       -         8,084,799
    Stock-based compensation                               -         3,877,338
    Extraordinary items                                    -          (769,394)
    Depreciation and amortization                    704,862            24,525
  Increase (decrease) from changes in:
    Accounts receivable                             (913,639)          548,548
    Other assets                                     223,652                 -
    Deferred taxes                                  (324,873)                -
    Inventories                                        3,295           (27,929)
    Prepaid expenses                                 (57,883)         (104,019)
    Accounts payable and accrued expenses          3,705,853           593,967
                                                    --------------------------
  Net cash provided (used) by operating activities   191,071        (2,121,667)
                                                    --------------------------
  Investing activities:
    Cash acquired in acquisition                     272,382                 -
    Purchase of equipment                           (289,864)         (211,172)
                                                    --------------------------
  Net cash (used) by investing activities            (17,482)         (211,172)
                                                    --------------------------
  Financing activities:
    Proceeds from issuance of stock                        -         2,088,327
    Payments under capital leases                   (210,522)                -
                                                    --------------------------
  Net cash provided by financing activities         (210,522)        2,088,327
                                                    --------------------------
  Net increase (decrease) in cash                    (36,933)         (244,512)
  Cash and cash equivalents, beginning of period     395,511           572,951
  Cash and cash equivalents, end of period           358,578           328,439
                                                    ==========================
  Supplemental Disclosure of Cash Flow Information Cash paid during the period for:
    Income taxes                                    $      -       $     4,891
  Non-cash Investing and Financing Activities:
    Note payable converted to common stock          $      -       $ 1,065,717
    Stock payable in connection with note payable
     conversion                                     $      -       $ 4,557,320
    Accrued litigation costs settled for common
     stock                                          $      -       $   876,798
    Preferred Stock Series B converted to common
     stock                                          $      -       $    70,386
    Effective September 1, 2000, the Company acquired 100% of the outstanding common stock of Justice Telecom Corporation in exchange for a note payable of $1,300,000 (Note 3).



                                       10




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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three and nine months ended March 31, 2001. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2000 as filed with the U.S. Securities and Exchange Commission.

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

Amortization of Intangible Assets

In connection with the acquisition of JTC (Note 3), the Company recorded goodwill of approximately $15,000,000. The Company recorded no related amortization from the acquisition date, September 1, 2000 through March 31, 2001, as management has not yet completed its analysis to determine an appropriate estimated useful life.

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




Note 1.  business and significant accounting policies (CONTINUED)

Accounting For Employee Stock Options

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." In conformity with the provisions of SFAS No. 123, the Company has determined that it will not change to the fair value method prescribed by SFAS No. 123 and will continue to follow Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions. There were no stock options granted to employees during the three months ended March 31, 2001. However, during the three months ended March 31, 2001, the Company's Chief Executive Officer vested in 83,333 stock options. Such options are exercisable at $1.56 per share and expire five years from the last day of the executive's employment. The Company recognized no compensation charges during the quarter ended March 31, 2001.

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

      Reduction in accounts receivable and revenues             $  10,074,459
      Reduction in accounts payable and accrued expenses           12,211,188
      Increase in interest expenses                                 8,084,799
      Increase in stock based compensation                          3,877,338
      Increase in extraordinary gains                                 769,394
      Increase in common stock payable                              4,557,320
      Reduction in notes payable                                    1,065,717
      Reduction in preferred stock                                     70,386
      Increase in common stock and APIC                            10,059,455
      Increase in common stock receivable                             250,000
      Reduction in capital lease obligations                          656,544

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

The Company accounted for the acquisition using the purchase method of accounting. The cost of the acquisition was allocated on the basis of the fair market value of the assets acquired and certain liabilities assumed. The liabilities assumed included certain payables and other costs, such as employee termination costs. The excess of the consideration given over the fair market value of the net assets acquired has been recorded as goodwill of approximately $15,000,000. However, the purchase price allocation for this acquisition is preliminary and further refinements are likely to be made based on the completion of final valuation studies.

The operating results for JTC have been included in the Consolidated Condensed Statements of Operations from the date of the acquisition, which was September 1, 2000. During the quarter ended March 31, 2001 JTC closed its offices and switching facilities.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 (the "Form 10-QSB") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or the future financial performance of the Company. Some forward-looking statements may be identified by use of such terms as "expects," "anticipates," "intends," "estimates," "believes" and words of similar import. These forward-looking statements relate to plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operation matters, the inclusion of forward-looking statements in this Form 10-QSB should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-QSB.

The Registrant incurred net losses and negative cash flows from operating activities since its inception in 1987. The Registrant had cash and cash equivalents of $358,578 as of March 31, 2001, and a working capital deficit of $(25,504,075) as of March 31, 2001. Management's plans with respect to its working capital deficiency are described below.

The Company expects to continue increasing its revenues and cash flow over the long term through the wholesaling of telecommunications traffic to country specific markets. In order to implement this plan the Company has revised its business strategy as follows:

o    Reduce overhead to a minimum operational level

o Focus on establishing and maintaining relationships with companies that provide networks to countries that afford TXCI with a reasonable profit margin

o    Establish directs in countries that are secure and reliable

o Form relationships with partners in countries to maintain a quality network

o Develop customers that are willing to guarantee payment either through deposits, letters of credit or prepaid

The Company during the quarter ended March 31, 2001 discontinued two of its product lines - residential long distance service and prepaid debit products, both in house and for private label customers. This decision was based both on the increasingly lower profit margins for both products and the influx of new competition willing to accept lower profit margins in return for increased market share. However, TXCI's management felt that this course would prove detrimental to itself and to these competitors.

Over the past several months many large and small telecommunications companies have ceased operations and many others are in reorganization. This further supports the Company's belief that the profit margins associated with these products were continuing to spiral downward. However, the opportunity to be profitable continues to exist. The focus must be in the type of market that TXCI will concentrate its efforts to develop. Therefore, developing country specific networks will provide the Company and its shareholders a reasonable return on investment.




ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Over the past two quarters the Company gained contracts with over several carriers, a CISCO powered network for voice over IP, strategic satellite direct routing to some of the highest demand countries for long-distance, including Mexico and Philippines, with several other additions planned. Additionally the Company gained switching facilities in a key location at One Wilshire, Los Angeles, California and technical expertise.

TotalAxcess will continue expanding its network in Latin America. Justice was a worldwide leader in convergence in Latin America and one of the first telcos to use Internet Protocol (IP) to build a 100% packet-switched network between its U.S. facilities and capital cities in Chile, Argentina and Peru. TXCI will take advantage of the inroads JTC developed with its divergent network and concentrate on approximately eight countries with wholesale pricing that affords a significant profit margin to the Company. The economies of scale and efficiencies and telecommunications knowledge that the Company gained from the acquisition of the outstanding shares of JTC have been instrumental in the development of the country specific networks that the Company will be marketing.

During the quarter ended March 31, 2001, Justice Telecom Corporation ceased operations. The Company does not feel that this will have any negative impact on its planned business model.

The Company recorded a deferred tax asset in the amount of $324,873 as of March 31, 2001. Management believes that the deferred tax asset is realizable through net income expected to be earned during the year ended 2001. As a result of such efficiencies, management expects the Company to be profitable for fiscal 2001, and expects the Company to be able to utilize certain of its net operating loss carry forwards ("NOL's").


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

TotalAxcess' revenues for the quarter ended March 31, 2001 increased by 944%, or $1,233,922, over the quarter ended March 31, 2000. Justice contributed revenues of $5,763,600, or 81%, the total Company revenues of $7,128,282 for the quarter ended March 31, 2001. The increases in revenues can be attributed to several factors first and foremost of which is the addition of the JTC network. In addition to this increased network capacity, TXCI was better able to position itself to take advantage of the increased capacity and add new customers who benefited from improved completion rates due to the additional network capacity. Additionally, sales focused on the growing wholesale business, which proved to be more profitable long term.

These  results   support  the   expectations  of  management  that  as  more  of
TotalAxcess' traffic is transferred to less costly and more diverse networks even larger efficiencies and increased profitability can be anticipated.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended March 31,2001 and 2000 (restated -
Note 2)

The Company's revenues increased from $130,760 to $7,128,282 between the three months ended March 31, 2001 and 2000, respectively. This represents an increase of 5,351% in overall revenues for the quarter. The following table represents the revenue contributions for each TotalAxcess and JTC during the quarter ended March 31, 2001 and in aggregate:





                            Percent of    Prior Quarter  Percent of  Current Qtr
                  Current   Current Qtr      Ended        Prior Qtr   Percentage
                  Quarter     Total        March 31,      Total        Increase
                   Ended     Revenue          2000        Revenue       Over
                 March 31,                 Restated                     Prior
    REVENUE        2001                      Note 2                      Qtr
--------------------------------------------------------------------------------
TotalAxcess      $1,364,682    19%      $  130,760         100%          944%
JTC              $5,763,600    81%      $     0.00           0%
 Combined Totals $7,128,282             $  130,760                     5,351%
                 ===========            ===========



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total operating costs increased by $6,143,539 or 4,253% during the quarter ended March 31, 2001, compared to the same period last fiscal year. $4,853,769 of this increase can be attributed the operating cost for JTC. TXCI's operating costs increased from $144,455 to $1,434,225, an increase of $1,289,770 or 893% during the quarter ended March 31, 2001, compared to the same period last fiscal year. The increase in operating costs was necessitated by the increase in revenues.

Total general and administrative expenses increased by $1,077,047 or 245% during the quarter ended March 31, 2001, compared to the same period last fiscal year. However, General and Administrative expenses decreased by $157,600, or 9%, between the quarter ended December 31, 2000 and March 31, 2001 on a consolidated basis. TXCI's General & Administrative expenses decreased by $139,464, or 20%. Certain factors were particularly contributory towards the decrease in TXCI's General & Administrative expenses. These were the complete operational shut down of the customer service department and further staffing reductions as more efficient processes were implemented. Professional services decreased by $139,714 during the quarter ended March 31, 2001, compared to the same period last fiscal year, as the Company was able to focus on the development of new business without having to continue retaining the services of telecommunication business, engineering consultants and legal counsel for a variety of projects. Further reduction in legal expenses were the result of the further settlement or resolution of several matters that were still pending during the quarter ended March 31, 2000. The quarterly increase in depreciation relates directly to the JTC acquisition, and the Company recorded no stock based compensation charges during the quarter ended March 31, 2001. The quarterly decrease in interest expense is due to the reduction of outstanding notes payable, which was somewhat offset by additional interest expenses resulting from JTC's capital leases.

The following table provides the costs and expenses for the three months ended March 31, 2001 as they relate to TXCI and JTC, respectively:

                                                                        Combined
                                      TXCI             JTC                Total
Costs and expenses:
  Operating costs             $  1,434,225        $ 4,853,769        $6,287,994
  General and administrative  $    561,521        $   955,200        $1,516,721
  Professional services       $     11,005        $     6,000        $   17,005
  Depreciation & amortization $     16,246        $   253,062        $  269,308
  Stock based compensation    $          0        $        0         $        0
  Interest expense, net       $          0        $   134,328        $  134,328
    Total costs & expenses    $  2,022,997        $ 6,202,359        $8,225,356
                             ===================================================





PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On November 10, 1998, the Company filed legal action (TotalAxcess, Inc. v. NuOasis Resorts, Inc; Nona Morelli's II, Inc.; NuOasis International, Inc.; Fred Luke, Jr.; Rocci Howe; Steven H. Dong; John D. Desbrow; Archer & Weed; Richard
Weed) in San Francisco Superior Court, Case No. 999131. The suit alleges fraud and misrepresentation in the sale of securities, which were not qualified for sale and professional malpractice against legal counsel. On July 26, 1999, NuOasis Resorts, Inc. and Nona Morelli's II, Inc., and Howe, Fred Luke, Jr. and Dong filed a cross complaint against the Company alleging claims for, inter alia breach of contract, fraud, material misrepresentation in the purchase of securities and libel, rescission of certain contracts and the imposition of a constructive trust over certain securities. The case was subsequently transferred to the Superior Court for the County of Orange. Trial did not take place in March 2001. Currently settlement negotiations are taking place. A final settlement should be negotiated by July 2001.

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

On June 26, 1997, the Company filed a lawsuit (TotalAxcess.com, Inc. v. Network Long Distance, Inc.) filed in the District Court, City and County of Denver, Case No. 97 CV 4131, Division 7. The complaint was filed against Network Long Distance, Inc. and their transfer agent to compel them to release shares of Network Long Distance, Inc.'s common stock (the "Shares") that was received by the Company in connection with a release of liability granted to NuOasis Resorts, Inc. Once the Shares were properly transferred to the Company, the Company dismissed its claims as moot. However, Network Long Distance, Inc. (currently known as Eclipse Communications, Inc. or "Eclipse") continues to pursue the Shares through its counterclaims. Eclipse is claiming that it owns some or all of the Shares and is seeking damages and an injunction prohibiting the transfer of the Shares. The Company took a judgment in the case, which was reversed on appeal. The Company is conferring with counsel on the best course of action.

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


             TOTALAXCESS.COM, INC. (formerly, GROUP V CORPORATION.)

Date: May 22, 2001                 by:/s/ Joseph Monterosso
                                      ---------------------------
                                      Joseph Monterosso,
                                      Chief Executive Officer & Director

Date: May 22, 2001                 by:/s/ Russell F. McCann, Jr.
                                      Russell F. McCann, Jr., Director