Form 10QSB/A
period 2001-03-31
TOTALAXCESS COM INC
filed 2001-06-11
CIK 828956

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




                                        3
PART I

Item 1: Financial Statements

The Company did not obtain a review of the interim financial statements by an independent accountant using professional review standards and procedures although that review is required by form 10-QSB.


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


             TOTALAXCESS.COM, INC. (formerly, GROUP V CORPORATION.)

Date: June 8, 2001                 by:/s/ Joseph Monterosso
                                      ---------------------------
                                      Joseph Monterosso,
                                      Chief Executive Officer & Director

Date: June 8, 2001                 by:/s/ Russell F. McCann, Jr.
                                      Russell F. McCann, Jr., Director